Form 10KSB
period 2006-12-31
AQUAMER, INC.
filed 2007-04-16
CIK 1381324

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

 [X] Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934
 For the fiscal year ended December 31, 2006
 or
 [  ]      Transitional Report under Section 13 or 15(d) of the

 Securities Exchange Act of 1934

000-52327

Commission file number

AQUAMER, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	04-3516924

(State of incorporation)	(IRS Employer Identification Number)

68 Phillips Beach Avenue Swampscott, MA 01907

(Address of principal executive office)

(781) 389-9703

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

 Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)

 Yes [ X ] No [   ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Aquamer, Inc. did not have any revenue for the year ended December 31, 2006.

As of April 12, 2007, there was no market value for Aquamer, Inc. common stock.

As of April 12, 2006, there were 28,504,176 shares of Aquamer, Inc. common stock outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Aquamer, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

AQUAMER, INC. FORM 10-KSB TABLE OF CONTENTS
PART I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Common Equity and Related Stockholder Matters
Item 6	Management's Discussion and Analysis and Plan of Operation
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures

PART III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits and Reports on Form 8-K
Item 14	Principal Accountant Fees and Services

SIGNATURES
EXHIBITS

PART I

Item 1 - Description of Business

General

           Aquamer, Inc. ("we," "us," "our," the "Company", the "Registrant" or "Aquamer"), a Delaware corporation, was formed in February 2000 to operate as a medical device company focused on the development and commercialization of three injectable biocompatible products.  The products we are developing consist of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm), urology/gynecology (AquaGen), and gastroenterology (AquaFlux).  Although we are a development stage company, our products are based on the results of several years of research and development, whereby we are now in the stage of preparing for, and executing on, clinical evaluation milestones.

           AquaDerm has received an Investigational Device Exemption ("IDE") from the U.S. Food and Drug Administration ("FDA") and is undergoing pilot clinical evaluation. This product is being developed for the potential treatment of deep wrinkles, facial scars and various cosmetic plastic surgery procedures such as lip augmentation.  AquaGen has been designed for use as a bulking agent in minimally invasive treatment of stress urinary incontinence, the most common form of urinary incontinence.  AquaFlux  is being developed as a bulking agent in the minimally invasive treatment of chronic heartburn or gastroesophogeal reflux disease ("GERD").

           In January 2005, we were acquired by Bellacasa Productions, Inc. ("Bellacasa") in a transaction that was structured as a reverse takeover, whereby former shareholders of Aquamer obtained voting control over Bellacasa upon issuance of 28,504,148 shares of Bellacasa common stock, which represented approximately 78% of the total shares outstanding.  As a result, Aquamer became a wholly owned subsidiary of Bellacasa.

           In August 2006, Bellacasa determined that it was in its best interests to spin off its Aquamer subsidiary pursuant to a stock distribution. Effective March 5, 2007, Bellacasa completed the distribution of the stock of its then wholly owned subsidiary, Aquamer, Inc. to Bellacasa shareholders of record February 2, 2007.  The shares were distributed pro rata on the basis of .721996 shares of Aquamer stock for each share of Bellacasa stock owned on the record date. Fractional shares were rounded up to the next whole share.

Business Overview

           Aquamer, Inc. is a clinical development stage company with a platform technology that builds on over ten years of scientific effort.  We intend our water-based injectable products to be utilized as a bulking agent in the respective fields of use. We believe that our products will have competitive advantages pertaining to increased maintenance of efficacy or tissue "bulking," safety, ease of injection and non-cumbersome operational management issues associated with shipping and storage.  Inherent in our technology is its biocompatibility, non-immunogenicity and lack of migration/absorption.  We seek to become a leading provider of minimally invasive injectable modalities for dermatology, urology and gastroenterology.

Technology

           The bulking agent that comprises our products involves the use of a polymeric component from the poly-n-vinyl pyrrolidinone (PVP) family, which is recognized for its biocompatibility and extensive clinical use in other Class III (permanent implantable) medical devices.  PVP is a non-toxic, non-metabolized hydrogel that has been approved for use as a plasma volume expander, a plasma detoxifying agent, an orally-ingested diagnostic aid (complex of PVP and iodine), a component of soft contact lenses, a variety of dental applications, a filler for a permanent implantable urological device and as an excipient in the manufacturing of tablets containing a variety of drugs.  The dose of PVP used in our products is minimal; approximately 95% of the injected volume is water contained in the polymer matrix.

           The bulking agent is created under two patents owned by Partners in Biomaterials Inc. ("Partners"), an independent third party based in California.  Partners has granted us a worldwide perpetual license to the patents related to creation of the bulking agent and related intellectual property for use in our field of business. The patents expire on May 26, 2009 and July 10, 2010.  We seek to obtain regulatory approval and commercialize these products. The Patent License Agreement also provides us the opportunity to obtain rights to any improvements made by Partners, as it relates to products for use in our business.  We have also entered into a Product Supply Agreement with Partners, whereby Partners will supply us with polymer products in accordance with an agreed upon procedure and established price.

Products in Development

           We are developing the following products designed for use in dermatology, urology, and gastroenterology:

           Dermatology

           AquaDerm is targeted at the long-term corrective effects of skin treatment.  AquaDerm addresses conditions of tissue atrophy due to aging, facial wrinkles and depressed scars, as well as soft tissue defects resulting from surgery and inflammatory skin diseases. PVP has infinite molecular weight as a base polymer matrix, which impedes absorption and migration of polymer substrate into the surrounding tissue, thus lengthening the cosmetic effect. Most other injectable materials are suspensions (leading to the absorption of suspension media and migration of suspended particles) or biological in nature (such as collagen, which the body digests). Our product will be injected into the affected areas and filled to the appropriate point, making the defect flush with the surrounding tissue, or in the case of lip augmentation "plumped" to the desired size. Most products in the facial aesthetics/dermatology market today have the common drawback of migration/absorption.  Animal trials and initial human clinical trials indicate longer-term maintenance of results for AquaDerm .

           Urology

           AquaGen has been developed for use as a bulking agent in the minimally invasive treatment of stress urinary incontinence ("SUI"), the most common form of urinary incontinence.  AquaGen is injected into the urethra/bladder junction (urinary sphincter muscle), reinforcing the muscle tissues around the bladder neck, the "bulking" of the closure mechanism that prevents accidental urine leakage.

           SUI relates to the accidental or unintentional leakage of urine. It afflicts, worldwide, more than 25 million people, 85% of whom are female.  Incontinence is a significant health issue, with millions experiencing complications related to incontinence at some point in their lives.  More than half of all women will suffer from SUI during their lifetime. The "stress" in stress urinary incontinence is not associated with mental or emotional stress, but rather with increases in physical stress or pressures exerted on the body. One cause of stress incontinence is a condition called Intrinsic Sphincter Deficiency or ISD. This condition is present when the urinary sphincter (the muscle surrounding the urethra that controls urine flow) is not strong enough to close the bladder neck. This open bladder neck allows urine to leak out whenever there is an increase in intra-abdominal pressure.

           Gastroenterology

           AquaFlux has been designed for use as a bulking agent in the minimally invasive treatment of chronic heartburn or gastroesophageal reflux disease ("GERD").  AquaFlux is utilized as a bulking agent to strengthen and build the sphincter muscle at the base of the esophagus through a minimally invasive procedure, reinforcing and augmenting the closure mechanism that prevents reflux or gastric heartburn.

           GERD is a condition whereby gastric contents from the stomach rise into the esophagus, known as reflux. In a normal stomach, the sphincter at the bottom of the esophagus (lower esophageal sphincter, or LES) opens to let food pass into the stomach and then closes to prevent the gastric contents in the stomach from rising into the esophagus. When a patient suffers from GERD, the lower esophageal sphincter relaxes at random times, allowing gastric contents from the stomach to reflux into the esophagus.  Afflicting 7% to 10% of the U.S. adult population, GERD is different from regular heartburn in that it can have serious health consequences beyond the persistent burning pain of heartburn. It can lead to more serious medical problems such as difficulty swallowing (dysphagia), painful swallowing (odynophagia), narrowing of the esophagus (strictures), and Barrett's esophagus, believed to be a premalignant lesion. Chronic hoarseness or laryngitis, respiratory problems (e.g., coughing, wheezing, asthma, recurrent pneumonia), and non-cardiac chest pain are sometimes associated with GERD. GERD patients may need to sleep sitting up or avoid bending over to prevent fluids from coming up from the stomach.

Market Opportunity

           The market for aesthetic facial products has expanded at an estimated annual rate in excess of 35% since 2000. The range of products encompasses invasive and non-invasive treatment modalities to remedy aging and defective soft tissues of the face.  Products such as Botox® and collagen (Zyderm® and Zyplast®) are currently  "the gold standards" used by plastic surgeons and dermatologists in an office environment and now even by consumers under medical guidance (Botox® injections can be administered within a patient's home).  As the average age of the population increases, interest in skin rejuvenation and correction has increased.  More than 8.3 million surgical and non-surgical cosmetic procedures were performed in 2003, including rhytidectomy (facelift), liposuction, laser resurfacing, chemical peeling and soft tissue augmentation (American Society for Aesthetic Plastic Surgery). In addition, more than one million patients undergo surgery each year for skin cancer in the United States alone. Many of these lesions are resected from the face and necessitate reconstruction. As a result of the number of patients affected, there is great interest in filling substances for the skin for both cosmetic and reconstructive purposes.

           Urinary incontinence afflicts more than 25 million people worldwide, 85 percent of whom are female.  The condition may have negative emotional, social and hygienic consequences. The Agency for Health Policy and Research (AHCPR), a division of the Public Health Service, U.S. Department of Health and Human Services, estimates that urinary incontinence affects approximately 13 million people in the United States, of which 85% or 11 million are women. The same agency estimates the total cost (utilizing all management and curative approaches) of treating incontinence of all types in the United States as $15 billion.  Urethral bulking agents ("UBA") are currently recommended by AHCPR as first-line treatment for woman with ISD who do not have coexisting urethral hypermobility. Male patients can also benefit from a urethral bulking agent procedure, which is recommended as a first-line surgical treatment for men with ISD, according to the Agency for Health Policy and Research. According to the American College of Surgeons, there are approximately 400,000 prostate surgeries performed each year in the United States, and up to 20% of these men develop incontinence following the procedure. Additionally, urinary incontinence can result in a substantial decrease in a person's quality of life, and it is often the main reason a family may move an elderly relative into nursing home care.  We expect the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.  The Agency for Healthcare Research and Quality ("AHRQ") reported that vesicoureteral reflux (VUR) is primarily a pediatric concern, with a prevalence estimated to be as high as 3% of the U.S. pediatric population. Approximately 15,000 surgical procedures are performed per year to address this VUR issue. Patients with VUR grades 1 through 4 in this population are candidates for minimally invasive surgery using a bulking agent. Globally, the use of a bulking agent to correct the VUR condition can reduce patient costs related to continued use of antibiotics for treatment of chronic urinary tract infections, which can lead to more serious related complications.

           There is a large market for the treatment of chronic heartburn or gastroesophogeal reflux disorder.  More than 60 million Americans suffer from heartburn symptoms at least once a month.  Roughly 25 million or 4% to 7% of Americans, suffer from reflux on a daily basis.  PPIs or Proton Pump Inhibitors are the current standard in treatment.

           While the market opportunities are attractive, potential investors must be aware additional funds will be required to carry out more clinical trials and seek regulatory approvals.

Intellectual Property

           As mentioned above, Partners has granted us a worldwide perpetual license to all relevant technology and related intellectual property for use in our field of business.

Patent License Agreement

           The Patent License Agreement also provides us the opportunity to obtain rights to any improvements made by Partners, as it relates to products for use in our business. In accordance with the terms of the Patent License Agreement, we are obligated to pay to Partners a 5% royalty on sales of products incorporating their patents until patent expiration and 2% thereafter. The Patent License Agreement may be terminated by either party for material breach or insolvency of the other party. We may also terminate upon 30 days notice to Partners. Partners may terminate if we do not invoice at least a cumulative $5 million for the three year period following the date regulatory approval is granted from the FDA for marketing or $5 million for any subsequent consecutive three year period. As mentioned elsewhere herein, additional clinical trials are required prior to our seeking regulatory approval.

Product Supply Agreement

           We have also entered into a Product Supply Agreement with Partners whereby Partners will supply polymer products to us in accordance with an agreed upon procedure and established price.  In October 1999, Aquamer entered into a product supply agreement with Partners for the purchase of its hydrogel product, based on poly-N-vinylpyrrolidone, as specified in certain U.S. Patents.  This agreement, which was amended in March 2002, May 2002 and October 2005, mandates we make minimum purchases of $50,000 per year. In July 2005, we paid $90,000 to satisfy our minimum purchase obligations for 2003 and 2004 and in December 2005, we paid $20,000 and were billed $30,000, which we paid in January 2006, to satisfy our obligations for 2005. In January 2007, we paid Partners $5,000 and entered into an amendment to our agreement that extended the time to pay the $45,000 balance of our 2006 minimum purchase obligation until June 26, 2007.

           Product will be manufactured for us and delivered to us in accordance with our scheduling requirements. The product is initially to be used for our clinical testing in the fields of dermatology, urology and gastroenterology.

           Effective March 31, 2006, Aquamer and Partners agreed to an Amended and Restated Supply Agreement that has a term of 25 years unless Aquamer does not receive FDA approval by March 2010. The agreement may be terminated by either party for material breach or insolvency of the other party. We may also terminate if Partners is unable to produce the product in a facility which complies with ISO/FDA requirements. Partners may terminate for non-payment of invoices for greater than 60 days and can also terminate upon 12 months notice. Aquamer has the right to purchase the manufacturing process and the rights to manufacture, if Partners terminates the agreement.

Clinical Trials

           We have received an approved Investigational Device Exemption ("IDE") from the FDA to conduct a pilot clinical trial study of the AquaDerm product. The study enrolled 20 patients at one site and all patients completed their follow-up per the protocol. No additional patients are expected to be enrolled at this site. Both our company and the principal study investigator concluded that the results of this feasibility study to date demonstrate the device is potentially both safe and efficacious, warranting further study under this IDE in a multi-center trial. Additional funds will be required to do more clinical trials and seek regulatory approval to market the product.

Government Regulation

           The potential production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad.   Delays in or rejection of FDA or other government entity approval of our products may also adversely affect our business.   AquaDerm has received an Investigational Device Exemption ("IDE") from the U.S. Food and Drug Administration ("FDA") and is undergoing pilot clinical evaluation.

           Periodically, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical devices. It is possible that the FDA will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

           If national healthcare reforms, or other legislation or regulations are passed that impose limits on the number or type of allowable medical products or restrict a physician's ability to select specific products used in patient procedures, such changes could have a material adverse effect on the demand for our products.

Research and Development

           We spent no money on research and development activities for the fiscal years ended December 31, 2006 and December 31, 2005.

Employees

           Other than our president, Marshall Sterman, who devotes such time as necessary to our operations, we do not have any employees. We may utilize independent contractors and consultants from time to time to assist us with our compliance requirements.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that we currently deem immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our Common Stock, if and when it begins to trade, could decline, and you may lose all or part of your investment. Before making any investment decision, you should also review and consider the other information set forth in this Annual Report on Form 10-KSB and the exhibits thereto.

IF WE ARE UNABLE TO RAISE INVESTMENT CAPITAL, WE HOLD SIGNIFICANT RISKS AS A GOING CONCERN.  WE REQUIRE THE INFUSION OF INVESTMENT CAPITAL TO SUSTAIN PLANNED GROWTH AND CONTINUE IN THE REGULATORY APPROVAL PROCESS.

           Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. If we do not raise adequate funds, we will be required to significantly curtail or cease our operations, and may have to sell or license out significant portions of our technology or potential products.  Failure to raise enough capital to continue clinical trials can be expected to have a material adverse effect on our future business prospects.

IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR CLINICAL TRIALS MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS FROM CURRENT TRIALS UNDERWAY.

           Physicians and potential patients may have a number of concerns about the safety of our products or the products of our competitors.  Negative publicity about related products and medical procedures could materially reduce market acceptance of our products and may reduce our overall potential market.  Risks associated with negative publicity directed towards facial injections in general may create a significant risk to our business objectives.  In addition, significant negative publicity once our products are on the market could result in an increased number of product liability claims, whether or not these claims have a basis in fact.

IF CHANGES IN THE ECONOMY AND CONSUMER SPENDING REDUCE CONSUMER DEMAND FOR OUR TYPE OF PRODUCTS, OUR POTENTIAL SALES AND PROFITABILITY WILL SUFFER.

           Facial implants and injections and other facial aesthetics procedures are elective procedures not typically covered by insurance.  Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery.  This shift could have an adverse effect on our potential sales and profitability.

IF WE FAIL TO ESTABLISH AND MANAGE STRATEGIC PARTNERSHIPS, WE MAY BE PREVENTED FROM DEVELOPING POTENTIAL PRODUCTS OR THE TIME FOR COMMERCIALIZING POTENTIAL PRODUCTS MAY BE INCREASED.

           We may need to enter into strategic relationships with appropriate marketing and distribution organizations.  We may not be able to establish strategic partnerships or other arrangements, or, if available, they may not be on terms and conditions favorable to us. Termination of arrangements that we are able to enter into could seriously harm our business and financial condition.  Furthermore, our strategy may lead to multiple alliances regarding different product opportunities that are active at the same time. We may not be able to successfully manage multiple arrangements in various stages of development.

WE MAY NOT BE ABLE TO PRODUCE COMMERCIALLY ACCEPTABLE PRODUCTS BECAUSE OUR TECHNOLOGY IS UNPROVEN. IF WE CANNOT PROVE OUR TECHNOLOGY, WE WILL NOT SUCCEED IN COMMERCIALIZING OUR PRODUCTS.

           Our products are commercially unproven. The process of developing products and achieving regulatory approvals is time consuming and prone to delays.  The products we are currently pursuing will require substantial further development, testing and regulatory approvals. Our research and development activities may not be successful and as such, we may not be able to produce commercially acceptable products.

IF WE ARE UNABLE TO DEVELOP AND MARKET NEW PRODUCTS, OUR FUTURE BUSINESS PROSPECTS CAN BE EXPECTED TO MATERIALLY DIMINISH.

           Even if we ultimately receive FDA approval to commercialize our products, our industry is highly competitive and is subject to significant and rapid technological change.  We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, is crucial to our success. We are continually engaged in product development and improvement programs to bolster our competitive position.  We cannot, however, guarantee that we will be successful in enhancing existing products or developing new products or technologies that will timely achieve regulatory approval or receive market acceptance.

           There is also a risk that our products may not gain market acceptance among physicians, patients, and the medical community in general. The degree of market acceptance of any medical device or other product that we develop will depend on a number of factors, including demonstrated clinical efficacy and safety, cost-effectiveness, potential advantages over alternative products, and our marketing and distribution capabilities. Physicians will not recommend our products until clinical data and other factors demonstrate their safety and efficacy compared to competing products.  Even if the clinical safety and efficacy of our products is established, physicians still may elect not to recommend using them for any number of other reasons, including the particular needs of an individual patient.

           Our products compete with a number of other products manufactured by major medical device companies, and may also compete with new products currently under development by others. If our products do not achieve significant market acceptance, our potential revenue stream may not grow as significantly as expected.

IF CLINICAL TRIALS FOR OUR PRODUCTS ARE UNSUCCESSFUL OR DELAYED, WE WILL BE UNABLE TO MEET OUR ANTICIPATED DEVELOPMENT AND COMMERCIALIZATION TIMELINES.

           Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for human use. Conducting clinical trials is a lengthy, time-consuming, and expensive process.

           Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including the following:

            ·  Lack of efficacy during the clinical trials;
            ·  Unforeseen safety issues;
            ·  Slower-than-expected patient recruitment; and
            ·  Government or regulatory delays.

           The results from pre-clinical testing and early clinical trials often are not predictive of results obtained in later clinical trials. A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the clinical trials and changes in regulatory policy during the period of product development. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, which would cause our stock price to decline.

           We may be subject to product liability claims as a result of the use of our products.

           We may face product liability claims with respect to our technology or products either directly or through our strategic partners.  We may also be exposed to potential product liability risks whenever human clinical testing is performed or upon the use of any commercially marketed medical product.  If plaintiffs succeed in their claims against us, if any, and if the coverage under our insurance policies is insufficient, our business prospects and results of operations can be expected to be seriously harmed.

IF OUR INTELLECTUAL PROPERTY RIGHTS DO NOT ADEQUATELY PROTECT OUR PRODUCTS OR PRODUCTS OR TECHNOLOGIES WE LICENSE, OTHERS COULD COMPETE AGAINST US MORE DIRECTLY, WHICH WOULD HURT OUR PROFITABILITY.

           Our success depends in part on our and our partners' ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks, and other intellectual property rights.  Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we hold or license from other patent holders may not provide adequate protection against competitors. In addition, our pending and future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

           In addition to patents and trademarks, we rely on trade secrets and proprietary knowledge. We seek protection of these rights, in part, through confidentiality and proprietary information agreements. These agreements may not provide sufficient protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect our proprietary rights could seriously impair our competitive position.

           Our commercial success also depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization.

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

           The potential production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad.  All of the injectable biotechnology medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it more difficult, more time-consuming and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling and record keeping. If we do not comply with applicable regulatory requirements, violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

           Delays in or rejection of FDA or other government entity approval of our products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States and abroad. In the United States, there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. In Europe, there is a risk that we may not be successful in meeting the European quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which a previously approved product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market already approved products for broader or different applications or to market updated products that represent extensions of our basic technology. In addition, we may not receive FDA export approval to export our products in the future, and countries to which products are to be exported may not approve them for import.

           Our manufacturing facilities also are subject to continual review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge our compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

           Periodically, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical devices. It is possible that the FDA will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

HEALTHCARE REFORM LEGISLATION COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

           If national healthcare reforms, or other legislation or regulations are passed that impose limits on the number or type of allowable medical products or restrict a physician's ability to select specific products used in patient procedures, such changes could have a material adverse effect on the demand for our products. In the United States, there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry. These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

           The biomedical and surgical repair industry involves intense competition and rapid technological changes.

           Our competitors include major pharmaceutical, surgical product, chemical and specialized biopolymer companies, many of which have financial, technical, research and development and marketing resources significantly greater than ours.  Our technology competes for corporate development and marketing partnership opportunities with numerous other biotechnology companies, research institutes, academic institutions and established pharmaceutical companies.  We also face competition from academic institutions and other public and private research organizations which are conducting research and seeking patent protection, and may commercialize products on their own or through joint ventures.  Our competitors may succeed in developing products based on our technology or other technologies that are more effective than the ones being developed by us, or which would render our technology and products obsolete and non-competitive, which may harm our business.

WE WILL LOSE POTENTIAL REVENUES IF OUR STRATEGIC PARTNERS CANNOT MANUFACTURE PRODUCTS ON A COMMERCIAL SCALE.

           To date, we have required only a limited supply of products for internal and initial human clinical testing.  We will need to demonstrate adequate manufacturing facilities to obtain manufacturing approvals from the FDA for the development and commercialization of our products.  Our strategic partners we rely on for manufacture of the products may not be able to adequately develop, fund, implement and manage a manufacturing facility.  We may also need to evaluate alternative methods to produce commercial quantities of our products.  We may not be able to successfully assess the ability of other production methods or establish manufacturing arrangements to meet our commercial objectives.

OUR BUSINESS MAY BE HARMED IF WE ARE NOT ABLE TO RETAIN KEY EMPLOYEES.

           Our success will depend largely upon the efforts of our executive officers and directors.  The loss of the services of any one of these individuals can be expected to seriously harm our business opportunities and prospects.  Our success also depends on the recruitment and retention of additional qualified management and scientific personnel.  We may not be able to attract and retain required personnel on acceptable terms, if at all.  We do not maintain "key-man" or similar life insurance policies with respect to these persons to compensate us in the event of their deaths, which may harm our business.

 Item 2 - Description of Property

           Our offices are located at 68 Phillips Beach Avenue, Swampscott, Massachusetts.  The offices, which are adequate for our current operations, are provided to us without charge by our president, Marshall Sterman.

 Item 3 - Legal Proceedings

           We are not party to any legal proceedings nor are we aware of any investigation, claim or demand made on us that may reasonably result in any legal proceedings.

 Item 4 - Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fiscal year covered by this report.

 PART II

 Item 5 - Market for Common Equity and Related Stockholder Matters

           We are authorized by our Certificate of Incorporation to issue an aggregate of 40,000,000 shares of capital stock, comprised of 30,000,000 shares of common stock, par value $0.0001 per share (the "Common Stock") and 10,000,000 shares of preferred stock, par value $0.0001 per share (the "Preferred Stock"). As of April 12, 2007, there were 28,504,176 shares of Common Stock issued and outstanding, and we had approximately 113 common stockholders of record.  None of our Preferred Stock has been issued.

           Our common stock is not listed or quoted at the present time. We plan to obtain a sponsoring market maker to file Form 211 with the National Association of Securities Dealers for approval to have our securities quoted on the OTC Bulletin Board. There is no assurance that we will be able to obtain a sponsoring market maker to file Form 211 and there is no assurance that if the Form 211 were filed that approval would be granted so that our securities would be permitted to trade on the OTC Bulletin Board. Therefore, there can be no assurance that a public market for our common stock will ever develop.

 Item 6 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

           The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

           The financial statements included in this annual report are those of Aquamer, Inc. for all historical periods.

Years ended December 31, 2006 and December 31, 2005 and since its inception

           Sales - We did not have any sales during the years ended December 31, 2006 and 2005. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the year ended December 31, 2006 were $43,086 compared to $30,931 in the year ended December 31, 2005. Expenses in 2006 consisted of patent license fee, $10,000; consulting expense $27,000; professional fees of approximately $7,000; depreciation, $569; which were offset by accrued interest income of $1,160 on our advance to a related party.

           Expenses in 2005 were general and administrative expenses of approximately $31,000, which consisted entirely of consulting and professional fees; and depreciation expense, $1,036; which were offset by accrued interest income of $1,160 on our advance to a related party.

           Costs and expenses since inception, as a development stage enterprise, were $562,274. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss -  Net loss, before taxes, for the year ended December 31, 2006 was $43,086.   Net loss before taxes, for the year ended December 31, 2005 was $30,931.

           Since inception, our losses through December 31, 2006 have totaled $562,274.

           We have not reduced our net loss, for the fiscal year ended December 31, 2006 or for the fiscal year ended December 31, 2005, by any tax benefit, consequently, for both years, our net loss was the same before and after taxes.

           Net loss per share for the year ended December 31, 2006 was $nil (less than $0.005) per share. Net loss per share for the year ended December 31, 2005 was also $nil.  Per share net losses for 2006, and 2005 were based on 28,504,148 weighted average common shares outstanding in both years.

Liquidity and Capital Resources

           As of December 31, 2006 and December 31, 2005, our cash balance was $0.

           As of December 31, 2006, our current liabilities, all accounts payable, totaled $46,980. We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although we believe that being an independent public company, although our common stock has not been approved for traded on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to continue clinical trials may hold a significant risk to our shareholders.

           During the next two years (2007 and 2008), we plan to expand enrollment in our clinical trial for dermatology; file for an Investigational Device Exemption; initiate a small clinical trial for stress urinary incontinence; and file for an Investigational Device Exemption for gastroesophageal reflux disease.  The cost to carry out these activities will be approximately $1,100,000 during the two-year period.  Depending on when the activities commence in 2007, the approximate cost for the fiscal year ending December 31, 2007 will be $400,000. We plan to raise the necessary funds through investment banks and/or private investors. There can be no assurance, however, that we will be successful in raising the necessary capital.

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-KSB, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $528,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           In the year ended December 31, 2006, we did not make any capital expenditures and we do not expect to make significant capital expenditures in 2007.

 Item 7 - Financial Statements

AQUAMER, INC.
  (a development stage company)

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheet as of December 31, 2006	F-3

Statements of Operations for the years ended December 31, 2006 and	F-4
December 31, 2005 and for the period from inception (February 4, 2000)
through December 31, 2006

Statements of Stockholders' Deficiency from inception (February 4, 2000)	F-5
through December 31, 2006

Statements of Cash Flows for the years ended December 31, 2006 and	F-6
December 31, 2005 and for the period from inception (February 4, 2000)
through December 31, 2006

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aquamer, Inc.

           I have audited the accompanying balance sheet of Aquamer, Inc., a development stage company, (the "Company") as of December 31, 2006 and the related statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2006 and 2005 and for the cumulative development stage period of February 4, 2000 through December 31, 2006. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

           I conducted my audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

           In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquamer, Inc. as of December 31, 2006 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years ended December 31, 2006 and 2005 and for the cumulative development stage period of February 4, 2000 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has experienced net operating losses since inception totaling approximately $528,000. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

           Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando, Florida
April, 12, 2007

AQUAMER, INC. (a development stage company) Balance Sheet
December 31, 2006
Assets
Current assets:
Cash	$0
Prepayments under product supply agreement	140,000

Total current assets	140,000

Property and equipment, net of accumulated depreciation, $6,900	0
Advances to related party	34,754

$174,754

Liabilities and Stockholder's Deficiency
Current liabilities:
Trade accounts payable	$46,980

Total current liabilities	46,980

Due to Bellacasa Productions, Inc. (Parent company)	177,472

Stockholder's deficiency
Preferred stock,
10,000,000 shares authorized, none issued	0
Common stock, $.0001 par value
30,000,000 shares, authorized 28,504,148 shares, issued and outstanding	2,850
Additional paid-in capital	475,035
Deficit accumulated during the development stage	(527,583)

Total stockholder's deficiency	(49,698)

$174,754

See accompanying notes to financial statements.

AQUAMER, INC.
  (a development stage company)

Statements of Operations

		Year ended December 31, 2006		Year ended December 31, 2005	Period from February 4, 2000 (inception) through December 31, 2006

Revenue		$0		$0	$0

Costs and expenses:
General and administrative		43,678		31,055	358,401
Research and development		0		0	206,121
Depreciation		568		1,036	6,900
Interest, net of interest income		(1,160)		(1,160)	(9,148)

Total costs and expenses		43,086		30,931	562,274

Loss before other income and income taxes		(43,086)		(30,931)	(562,274)

Forgiveness of related party debt		0		0	34,691

Loss before income taxes		(43,086)		(30,931)	(527,583)
Income taxes		0		0	0

Deficit accumulated during development stage		$(43,086)		$(30,931)	$(527,583)

Basic and diluted loss per share	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		28,504,148		28,504,148

See accompanying notes to financial statements.

AQUAMER, INC.
(a development stage company)

Statement of Stockholders' Deficiency

	Preferred A		Preferred B		Common			Deficit Accumulated During Development Stage

	Shares	Par Value	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital

Balance at February 4, 2000 (inception)	0	$0	0	$0	0	$0	$0	$0

Series A Preferred issued for cash, Feb 2000 @ $.01 per share	9,000,000	900					99,100
Contributed capital							50
Series B Preferred issued for services, Jun 2000 @ fair value - $.25 per share			108,800	11			27,189
Series B Preferred issued for cash, Sep 2000 @ $.25 per share			700,000	70			174,930
Net Loss								(154,940)

Balance at December 31, 2000	9,000,000	900	808,800	81	0	0	301,269	(154,940)

Net Loss								(39,806)

Balance at December 31, 2001	9,000,000	900	808,800	81	0	0	301,269	(194,746)

Net Loss								(111,482)

Balance at December 31, 2002	9,000,000	900	808,800	81	0	0	301,269	(306,228)

Conversion to common stock	(9,000,000)	(900)	(808,800)	(81)	9,808,800	981	0
Issued in settlement of related party amounts, Jan 2003 for actual costs @ $.03 per share					99,500	10	3,125
Shares issued in connection with stock split, Sep 2003					13,677,348	1,368	(1,368)
Net Loss								(3,921)

Balance at December 31, 2003	0	0	0	0	23,585,648	2,359	303,026	(310,149)

Shares issued for cash, Sep/Oct 2004 @ $.0375 per share					920,000	92	34,408
Shares issued in connection with stock split, Oct 2004					318,500	31	(32)
Shares issued for consulting services, Oct 2004 for fair value @ $.0375 per share					3,680,000	368	137,632
Net Loss								(143,417)

Balance at December 31, 2004	0	0	0	0	28,504,148	2,850	475,034	(453,566)

Net Loss								(30,931)

Balance at December 31, 2005	0	0	0	0	28,504,148	2,850	475,034	(484,497)

Net Loss								(43,086)

Balance at December 31, 2006	0	$0	0	$0	28,504,148	$2,850	$475,034	$(527,583)

See accompanying notes to financial statements.

AQUAMER, INC.
(a development stage company)

Statements of Cash Flows

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from February 4, 2000 (inception) through December 31, 2006

Cash flows from operating activities:
Deficit accumulated during development stage	$(43,086)	$(30,931)	$(527,583)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	568	1,036	6,900
Expenses paid by issuance of common stock	0	0	225,502
Change in operating assets and liabilities:
Increase in prepaid expenses	(1,160)	(141,160)	(140,754)
Increase (decrease) in accounts payable and accrued expenses	(24,194)	31,389	89,813

Net cash used in operating activities	(67,872)	(139,666)	(346,122)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)

Net cash used in investing activities	0	0	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	34,550
Proceeds from issuance of preferred stock	0	0	175,000
Loans to related parties	0	0	(73,500)
Loans from Bellacasa Productions, Inc (parent company)	67,872	139,600	207,472
Repayment of related party loans	0	0	39,500
Loans to Bellacasa Productions, Inc.	0	0	(30,000)

Net cash generated by financing activities	67,872	139,600	353,022

Change in cash	0	(66)	0

Cash at beginning of period	0	66	0

Cash at end of period	$0	$0	$0

See accompanying notes to financial statements.

AQUAMER, INC.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2006

Note 1 - Organization

              Aquamer, Inc. ("Aquamer" or the "Company") was formed as a Delaware corporation on February 4, 2000, for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology.

              On January 26, 2005, pursuant to a stock purchase agreement and share exchange among Bellacasa Productions, Inc. ("Bellacasa"), Aquamer, and the shareholders of Aquamer, Bellacasa purchased all of the outstanding shares of Aquamer through the issuance of 28,504,148 shares of Bellacasa common stock directly to the Aquamer shareholders. Pursuant to the agreement, Aquamer became a wholly owned subsidiary of Bellacasa.

Note 2 - Summary of Significant Accounting Policies

              Basis of Presentation: The financial statements have been presented in a "development stage" format. Since inception, the primary activities of Aquamer, Inc. ("Aquamer" or the "Company") have consisted primarily of organizational and equity fund raising activities. The Company has not commenced principal revenue producing activities.

              Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

              Cash and Cash Equivalents: For financial statement presentation purposes, those short-term, highly liquid investments with original maturities of three months or less are considered to be cash or cash equivalents.

              Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $568 and $1,036 for fiscal years 2006 and 2005, respectively.

              Valuation of Long-lived Assets: The recoverability of long-lived assets, including equipment, goodwill and other intangible assets, is reviewed when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

              Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

            Stock Based Compensation:

            On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

            Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

            The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. There are currently no outstanding options subject to future vesting, therefore, no charge is required for the year ended December 31, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

            Earnings per Common Share:

            Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly.

            It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any additional potential shares outstanding would be anti-dilutive. The Company had no outstanding stock options.

             Accounting for Obligations and Instruments Potentially to be Settled in the Company's own Stock: The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock." This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

             Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

             Equity
              · Contracts that require physical settlement or net-share settlement; and
              · Contracts that give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

             Assets or Liabilities
              · Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company); and
              · Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

               All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

             In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

             Warrant Derivative Liabilities

             The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings

Selected Recent Accounting Pronouncements

             In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial condition and are not yet in a position to determine such effects.

             In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. The Company is currently evaluating the effect that the adoption of SFAS 108 will have on its results of operations and financial condition.

             In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

             In May 2006, the FASB issued "SFAS No. 154", "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006. The Company adopted SFAS No. 154 on January 1, 2006 with no expected material effect on its financial statements.

Note 3 - Income Taxes

             The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

             Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry-forwards.

             Management has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of the net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, then the related adjustment to income would be recorded during the period in which the determination was made. The tax rate may also vary based on the Company's results and the mix of income or loss in domestic and foreign tax jurisdictions in which the Company operates.

             In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and to the extent to which, additional taxes will be due. If it is ultimately determined that payment of these amounts is unnecessary, the liability will be reversed and a tax benefit will be recognized during the period in which it is determined that the liability is no longer necessary. An additional charge will be recorded in the provision for taxes in the period in which it is determined that the recorded tax liability is less than the ultimate assessment is expected to be.

             The Company has approximately $270,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2026. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. A summary of the deferred tax asset as of December 31, 2006, and December 31, 2005, is as follows:

	2006	2005

The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$ 0	$ 0
State	0	0

Total currently payable	0	0

Deferred:
Federal	13,916	9,990
State	2,154	1,547

Total deferred	16,070	11,537
Less: increase in allowance	(16,070)	(11,537)

Net deferred	0	0

Total income tax provision (benefit)	$ 0	$ 0

	2006	2005

Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$100,066	$ 83,996

Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(100,066)	(83,996)

Net Deferred Income Taxes	$ 0	$ 0

Note 4 - Prepayments under Product Supply Agreement

             Pursuant to a product supply agreement entered into by Aquamer in October 1999, the Company, in July 2005, prepaid $90,000 for the purchase of hydrogel product, based on poly-N-vinylpyrrolidone, as specified in certain U.S. patents. In December 2005, the Company also paid $20,000 and recorded $30,000 as an account payable, which was paid in January 2006, for additional prepayment under the product supply agreement, which mandates minimum purchases of $50,000 per year.  The $110,000 cash payments and $30,000 additional billing satisfied the Company's purchase obligations for 2003, 2004 and 2005. No date has been set for the manufacturing of the product or delivery of the product to the Company. In January 2007, the Company paid $5,000 and entered into an amendment to its agreement that extended the time to pay the $45,000 balance of the 2006 minimum purchase obligation until June 26, 2007.

             The Company plans to use the prepaid product under this Agreement to pursue the development of its medical devices. As of December 31, 2007, or sooner, if a triggering event occurs that has impaired the carrying value of the asset, the Company will make a determination regarding whether there has been an asset impairment. As of December 31, 2006, the board of directors and shareholders of Bellacasa, the Company's parent, had approved the spin-off of its Aquamer, Inc. subsidiary as an independent reporting public company that plans to actively pursue the development, testing and marketing of its medical products.  The Company determined that as of December 31, 2006, there had been no impairment of value because it had not had sufficient time, as an independent public company to arrange for financing; and there had been no triggering event which would require a reduction of carrying value of the asset. Such triggering events may include the determination of the inability of Aquamer, as an independent company, to raise sufficient capital; a foreseen delay in raising such capital; the inability of the manufacturer to deliver the product; or the decision of Aquamer, as an independent company, to not proceed with clinical trials; or elects to change its business plan.

Note 5 - Advances to Related Parties

             The Company is the holder of a note receivable from the Company's director and former president for $29,000, which bears interest at 4% per annum. At December 31, 2006, the total balance outstanding including accrued interest of $5,754 was $34,754. Interest for the years ended December 31, 2006 and 2005 was $1,160 for each year, respectively.

Note 6 - Due to Bellacasa Productions, Inc. (Parent Company)

             In September 2004, the Company made a $30,000 non-interest bearing loan to Bellacasa.  Since acquiring Aquamer in January 2005, Bellacasa, which had become the Company's parent and sole shareholder, has made advances for the benefit of the Company in the amount of $207,472 resulting in a net balance of $177,472 due Bellacasa by the Company as of December 31, 2006.

Note 7 - Property and Equipment

             Property and equipment consists of the following:

	December 31, 2006	December 31, 2005

Equipment	$6,900	$6,900
Less: accumulated depreciation	(6,900)	(6,332)

	$0	$568

Note 8 - Stockholders' Deficiency

             Capital Structure

             The Company is authorized by its Certificate of Incorporation to issue 30,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock. As of December 31, 2006 there were 28,504,148 shares of common stock that were issued and outstanding. There were no preferred shares issued as of that date.

Note 9 - Commitments

             The Company has entered into the following agreement:

             Amended and Restated Aquamer, Inc. Product Supply Agreement (the "Amended Supply Agreement"), effective March 31, 2006, between Aquamer and Partners in Biomaterials, Inc.  This agreement obligates Aquamer to minimum annual purchases of $50,000.  The Amended Supply Agreement extends the termination date to February 2031 unless Aquamer fails to secure FDA approval of its devices in which case the termination date may be in February 2012.

             Amended and Restated Aquamer, Inc. Patent License Agreement ("Amended Patent Agreement"), effective March 31, 2006, between Aquamer and Partners in Biomaterials, Inc. The Agreement is exclusive; is for a term in perpetuity; and provides for royalty payments by Aquamer of 5% of its net sales until patent expiration and 2% thereafter.

Note 10 - Going Concern

             The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $528,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

             Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market its products. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Note 11 - Subsequent Events

             On March 5, 2007, the Company's parent, Bellacasa Productions, Inc., completed the distribution of all of the outstanding common stock of Aquamer to the shareholders of Bellacasa on a pro-rata basis, whereby Bellacasa shareholders received .7219996 shares of Aquamer common stock for each share of Bellacasa common stock held as of the record date, February 2, 2007. Bellacasa transferred all of its assets to the Company and contributed capital to Aquamer equivalent to the total of all sums currently owed by Aquamer to Bellacasa, which as of December 31, 2007 was approximately $177,000.

PART II (Continued)

 Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None

 Item 8A - Controls and Procedures

             (a) Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to him.

             Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

             Based upon an evaluation conducted for the period ended December 31, 2006, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2006 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

             ·     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
             ·     Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

             In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures

             (b) Changes in internal control over financial reporting.

             We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 8B - Other Information

             None

 PART III

 Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            Our directors and executive officers are:

Name	Age	Position

Marshall Sterman	75	President, Chief Executive Officer, Chief Financial Officer and Director
Steven Preiss	51	Director

             The following is a brief description of the backgrounds of our director and executive officers.

             Marshall Sterman, age 75, has served as the President and a member of the Board of Directors of our Company since August 25, 2006, at which time it was a wholly owned subsidiary of Bellacasa. Mr. Sterman has continued as President and Director of Aquamer since it became an independent public company by virtue of the spin-off by Bellacasa to its shareholders on March 5, 2007.  Since 1986, Mr. Sterman has been the President of The Mayflower Group, LTD., a merchant banking firm.  Mr. Sterman also is a member of the Board of Directors of Andover Medical, Inc., and serves as Chairman of WiFiMed Holdings Company, Inc. (formerly Bellacasa) and Chairman of Medical Solutions Management, Inc.  Mr. Sterman was granted a B.A. from Brandeis University and MBA from Harvard University.

             Steven Preiss, age 51, was an officer and director of Aquamer since its formation in 2000. He remained an officer and director when it was acquired by Bellacasa in January 2005. On September 20, 2005, he resigned his executive positions and continued to serve as a Director. After Aquamer became an independent public company by virtue of the spin-off by Bellacasa to its shareholders on March 5, 2007, he continued as an Aquamer director. Mr. Preiss, with more than 20 years experience in the field of regulatory/clinical affairs in both the pharmaceutical and medical device industries, has been Vice President of Corporate Regulatory and Business Operations for Synteract, Inc., a clinical research organization, from 2001 to the present. He had previously been Vice President of Clinical and Regulatory Affairs for UroSurge, Inc., a medical device company, from 1997 to 2001. From 1995 to 1997, Mr. Preiss was President and Chief Executive Officer of CPROS, a device and pharmaceutical regulatory and clinical affairs consulting firm.  He has held senior positions at Bio-Pharm Clinical Services, a clinical research organization, and was Vice President of Clinical Programs and Data Management, at Ioptex Research, Inc., a medical device company and subsidiary of Smith & Nephew, Inc. He also held positions at the biotechnology company Vestar Inc. and Sterling Drug, Inc. Mr. Preiss holds a B.S. in chemistry from St. Lawrence University and has completed graduate work in computer science at Union College.

Board of Directors and Committees

             All directors hold office until the next annual meeting of the shareholders and the election of their successors.  Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

             Our Board of Directors plans to establish an audit committee and a compensation committee at such time as additional persons are added to our Board of Directors.

             The Audit Committee will recommend, to the entire Board of Directors, the independent public accountants to be engaged by us; review the plan and scope of our annual audit; review our internal controls and financial management policies with our independent public accountants; and review all related party transactions.

             The compensation committee will review and recommend, to our entire board of directors, compensation and benefits to be paid to our officers and directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

             Section 16(a) of the Exchange Act, as amended requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

             As of December 31, 2006, we believe all required filings had been made as our registration on Form 10-SB had not yet become effective and our shares had not been distributed to the Bellacasa shareholders until March 2007.

Code of Business Conduct

             Effective March 28, 2006, the Board of Directors of our then parent company, Bellacasa, adopted a Code of Business Conduct for Bellacasa and for its then wholly owned subsidiary, Aquamer. We have continued to maintain the Code of Business Conduct for Aquamer as a publicly owned independent company. Our Code of Business Conduct applies to, among other persons, our  President (being our principal executive officer) and our Acting Chief Financial Officer (being our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

             (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

             (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

             (3) compliance with applicable governmental laws, rules and regulations;

             (4) the prompt internal reporting of violations of the Code of Business Conduct to an appropriate person or persons identified in the Code of Business Conduct; and

             (5) accountability for adherence to the Code of Business Conduct.

             Our Code of Business Conduct requires, among other things, that all of our personnel shall be accorded full access to our President and Chief Financial Officer with respect to any matter which may arise relating to the Code of Business Conduct. Further, all of our personnel are to be accorded full access to our Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct by our President or Chief Financial Officer.

             In addition, our Code of Business Conduct emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our President or Chief Financial Officer. If the incident involves an alleged breach of the Code of Business Conduct by the President or Chief Financial Officer, the incident must be reported to any member of our Board of Directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct by another.

             Our Code of Business Conduct was filed with the Securities and Exchange Commission on March 31, 2006, as Exhibit 14.1 to the annual report of Bellacasa on Form 10-KSB. We are including Code of Business Conduct as Exhibit 14.1 of this report. We will also provide a copy of the Code of Business Conduct to any person without charge, upon request.

 Item 10 - Executive Compensation

             During the three year period ended December 31, 2006, we did not pay any cash or other compensation to our officers or directors.

Directors' Compensation

             Directors who are also employees receive no additional compensation for attendance at board meetings. Our directors will be reimbursed for reasonable expenses incurred in attending meetings. No directors' fees have been paid to date.

Stock Option Plan

            We do not have a stock option plan.

Employment Agreements

            We are not a party to any employment agreements.

 Item 11 - Security Ownership of Certain Beneficial Owners and Management

            The following table describes certain information regarding certain individuals who beneficially owned our common stock on April 12, 2007. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

            The individuals included in the following table are people who we know beneficially own or exercise voting control over 5% or more of our common stock; each of our officers and directors; and all executive officers and directors as a group.

Name and address	Common Shares Owned		% Common Shares Owned

Marshall Sterman	596,853	(1)	2.1%
c/o Aquamer, Inc. 68 Phillips Beach Avenue Swampscott, MA 01907
Officer and Director

Steven Preiss	4,476,376		15.7%
c/o Aquamer, Inc.
68 Phillips Beach Avenue
Swampscott, MA 01907
Director

Maria DeVito	4,476,375		15.7%
116 Bridges Lane
North Andover, MA 01845

Patricia Jenkins	4,519,765	(2)	15.9%
30 Coachman's Lane
North Andover, MA 01845

Frank LaLoggia	3,400,609		11.9%
Via Collina 40
Monte Firdolfi S. Casciano
Florence, 50026, Italy

All Officers and Directors	5,073,229		17.8%
(-2- persons) as a group

            (1) Includes 288,799 shares owned by Mr. Sterman's spouse; and 288,799 shares owned by The Mayflower Group, LTD.

            (2) Includes 967,492 shares owned by Jester, LLC; 967,492 shares owned by Brooks Ventures, LLC; and 967,492 shares owned by Phillips Capital, all of which are companies principally owned by Ms. Jenkins.

Indemnification of Directors and Officers

            Our Certificate of Incorporation and Bylaws indemnify our directors and officers to the fullest extent permitted by Delaware corporation law.  Insofar as indemnification for liability arising under the Securities Act of 1933, as amended (the "Securities Act") may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is unenforceable.

 Item 12 - Certain Relationships and Related Transactions

            Prior to the acquisition of Aquamer by Bellacasa in January 2005, our Director and former President, Steven Preiss executed an unsecured $29,000 promissory note payable to Aquamer. The note bears interest at 4% and is payable on demand. As of December 31, 2006, the total balance outstanding, including interest of $5,754, was $34,754. Interest accrued for the years ended December 31, 2006 and 2005 was $1,160 in each year.

Item 13 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description

2.1	*(1)	Certificate of Incorporation
2.2	*(1)	By-laws
10.1	*(2)	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.2	*(2)	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
12.1	*(3)	Joint Disclosure Statement in the definitive proxy statement on Schedule 14C filed by Bellacasa Productions, Inc. on February 1, 2007
14.1	*(2)	Code of Business Conduct filed by Bellacasa Productions, Inc.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

        *(1) Previously filed on November 20, 2006, as an exhibit to Form 10-SB of Aquamer.
        *(2) Previously filed on March 31, 2006, as an exhibit to Form 10-KSB of Bellacasa.
        *(3) Previously filed on February 5, 2007, as an exhibit to Form 10-SB/A of Aquamer.

(b) Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended December 31, 2006.

 Item 14 - Principal Accountant Fees and Services

             In 2005 and 2006, Michael F. Cronin, CPA was paid $3,000 for audit services. Mr. Cronin did not provide audit related services, tax services or any other services in 2005 and 2006.

 SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer, Inc.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Officer

Date:	April 15, 2007

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marshall Sterman

Marshall Sterman Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 15, 2007

By:	/s/ Steven Preiss

Steven Preiss Director

Date:	April 15, 2007