Form 10QSB
period 2007-03-31
AQUAMER, INC.
filed 2007-05-21
CIK 1381324

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the quarterly period ended March 31, 2007

000-52327

Commission file number

AQUAMER, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	04-3516924

(State of incorporation)	(IRS Employer Identification Number)

510 Turnpike Street North Andover, MA 01845

(Address of principal executive office)

(978) 557-1001

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

Yes [ X ] No [   ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company
 (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

 Indicate by check mark whether the registrant is an accelerated filer
 (as defined in Rule 12b-2 of the Exchange Act).
 Yes [  ] No [X]

Applicable only to corporate issuers
As of May 19, 2007 (the most recent practicable date), there were 28,504,176 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Aquamer, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

AQUAMER, INC. FORM 10-QSB TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis and Plan of Operation
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 4	Submission to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports

PART I

Financial Information

Item 1 – Financial Statements

AQUAMER, INC. (a development stage company) Balance Sheets

	March 31, 2007 (unaudited)	December 31, 2006
Assets
Current assets:
Cash	$0	$0
Due from former parent company	5,642	0
Prepayments under product supply agreement	145,000	140,000

Total current assets	150,642	140,000

Property and equipment, net of accumulated depreciation ($6,900)	0	0
Advances to related party	35,044	34,754

	$185,686	$174,754

Liabilities and Stockholders Equity

Current liabilities:
Trade accounts payable	$61,232	$46,980

Total current liabilities	61,232	46,980

Due to former parent company	0	177,472

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, none issued	0	0
Common stock, $.0001 par value
30,000,000 shares, authorized 28,504,176 shares (28,504,148 in 2006), issued and outstanding	2,850	2,850
Additional paid-in capital	663,329	475,035
Deficit accumulated during the development stage	(541,725)	(527,583)

Total stockholders' equity (deficiency)	124,454	(49,698)

	$185,686	$174,754

See accompanying notes to financial statements.

AQUAMER, INC.
(a development stage company)

 Statements of Operations
(unaudited)

		Three Months ended			Period from February 4, 2000 (inception) through March 31, 2007

		March 31, 2007		March 31, 2006

Revenue		$0		$0	$0

Costs and expenses:
General and administrative		14,432		9,000	372,833
Research and development		0		0	206,121
Depreciation		0		259	6,900
Interest, net of interest income		(290)		(290)	(9,438)

Total costs and expenses		14,142		8,969	576,416

Loss before other income and income taxes		(14,142)		(8,969)	(576,416)

Income from forgiveness of related party debt		0		0	34,691

Loss before income taxes		(14,142)		(8,969)	(541,725)
Income taxes		0		0	0

Deficit accumulated during development stage		$(14,142)		$(8,969)	$(541,725)

Basic and diluted loss per share	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		28,504,156		28,504,148

See accompanying notes to financial statements.

AQUAMER, INC.
(a development stage company)
Statements of Cash Flows
(unaudited)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Period from February 4, 2000 (inception) through March 31, 2007

Cash flows from operating activities:
Deficit accumulated during development stage	$(14,142)	$(8,969)	$(541,725)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	0	259	6,900
Expenses paid by issuance of common stock	0	0	225,502
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(5,290)	(290)	(146,044)
Increase in accounts payable and accrued expenses	14,252	0	104,065

Net cash used in operating activities	(5,180)	(9,000)	(351,302)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)

Net cash used in investing activities	0	0	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	34,550
Proceeds from issuance of preferred stock	0	0	175,000
Loans to related parties	0	0	(73,500)
Loans from former parent company	5,180	9,000	212,652
Repayment of related party loans	0	0	39,500
Loans to Bellacasa Productions, Inc.	0	0	(30,000)

Net cash generated by financing activities	5,180	9,000	358,202

Change in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

See accompanying notes to financial statements.

AQUAMER, INC.
 (a development stage company)

 Notes to Interim Financial Statements
   March 31, 2007
  (unaudited)

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

            On March 5, 2007, the Company's parent, Bellacasa Productions, Inc., distributed all of the outstanding common stock of Aquamer to the shareholders of Bellacasa on a pro-rata basis, whereby Bellacasa shareholders received .7219996 shares of Aquamer common stock for each share of Bellacasa common stock held as of the record date, February 2, 2007. Bellacasa transferred all of its assets to Aquamer and contributed capital to Aquamer equivalent to the total of all sums owed by Aquamer to Bellacasa, which as of March 5, 2007 was approximately $187,000. The formal transfer of the cash balances held by Bellacasa totaling $5,642 was not completed until after March 31, 2007 and were therefore recorded on the Aquamer balance sheet as of that date as Due from former parent company.

 Note 2 - Basis of Presentation

            The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

            The financial statements have been presented in a "development stage" format. Since inception, the primary activities of Aquamer, Inc. have consisted primarily of organizational and equity fundraising activities. The Company has not commenced principal revenue producing activities.

            The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

            In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature.

Note 3 - Summary of Significant Accounting Policies

            Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. During the three-month periods ended March 31, 2007 and 2006, there were no convertible securities or options or warrants outstanding; consequently the weighted average outstanding common shares were the same for both the computation of basic earnings per share and diluted earnings per share.

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

            Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $0 and $259 for the three months ended March 31, 2007 and 2006, respectively.

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

            The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. There are currently no outstanding options subject to future vesting, therefore, no charge is required for the three months ended March 31, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

             Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

             Equity
             · Contracts that require physical settlement or net-share settlement; and
             · Contracts that give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

             Assets or Liabilities
             · Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company); and
             · Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

             The Company plans to use the prepaid product under this Agreement to pursue the development of its medical devices. As of December 31, 2007, or sooner, if a triggering event occurs that has impaired the carrying value of the asset, the Company will make a determination regarding whether there has been an asset impairment. On March 5, 2007, Aquamer, Inc. became an independent company owned by approximately 113 shareholders who received their stock in Aquamer pursuant to a spin-off by Bellacasa. Aquamer, as an independent reporting public company, plans to actively pursue the development, testing and marketing of its medical products.  The Company determined that as of March 31, 2007, there had been no impairment of value because it had not had sufficient time, as an independent public company to arrange for financing; and there had been no triggering event which would require a reduction of carrying value of the asset. Such triggering events may include the determination of the inability of Aquamer, as an independent company, to raise sufficient capital; a foreseen delay in raising such capital; the inability of the manufacturer to deliver the product; or the decision of Aquamer, as an independent company, to not proceed with clinical trials; or elects to change its business plan.

Note 5 - Advances to Related Parties

             The Company is the holder of a note receivable from the Company's director and former president for $29,000, which bears interest at 4% per annum. At March 31, 2007, the total balance outstanding including accrued interest of $6,044 was $35,044. Interest for the three-month periods ended March 31, 2007 and 2006 was $290 for each period, respectively.

Note 6 - Due to/from Former Parent Company

             In September 2004, the Company made a $30,000 non-interest bearing loan to Bellacasa.  Since acquiring Aquamer in January 2005, Bellacasa, which had become the Company's parent and sole shareholder, made advances for the benefit of the Company in the amount of approximately $217,000 resulting in a net balance of approximately $187,000 due Bellacasa by the Company as of March 5, 2007. On March 5, 2007, the Company's parent, Bellacasa Productions, Inc., distributed all of the outstanding common stock of Aquamer to the shareholders of Bellacasa on a pro-rata basis, Bellacasa transferred all of its assets to Aquamer and contributed capital to Aquamer equivalent to the total of all sums owed by Aquamer to Bellacasa. The formal transfer of the cash balances held by Bellacasa totaling $5,642 was not completed until after March 31, 2007 and was therefore recorded on the Aquamer balance sheet as of that date as Due from former parent company.

Note 7 - Property and Equipment

             Property and equipment consists of the following:

	March 31, 2007	December 31, 2006

Equipment	$6,900	$6,900
Less: accumulated depreciation	(6,900)	(6,900)

	$0

		$0

Note 8 - Stockholders' Equity

             Capital Structure

             The Company is authorized by its Certificate of Incorporation to issue 30,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock. As of March   31, 2007 there were 28,504,176 shares of common stock that were issued and outstanding, which was an increase of 28 shares from those outstanding at December 31, 2006. The increase in shares resulted from rounding up fractions in connection with the distribution of shares by Bellacasa. As of March 31, 2007 and December 31, 2006 there were no preferred shares issued.

Note 9 - Commitments

             The Company has entered into the following agreements:

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

Note 10 - Going Concern

             The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $542,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

             Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market its products. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Item 2 - Management's Discussion and Analysis and Plan of Operation

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

Research and Development

           We did not disburse any funds for research and development activities for the three months ended March 31, 2007.

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

           The financial statements included in this report are those of Aquamer, Inc. for all historical periods.

Three months ended March 31, 2007 and March 31, 2006 and since its inception

           Sales - We did not have any sales during the three months ended March 31, 2007 and 2006. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the three months ended March 31, 2007 were $14,142 compared to $8,969 in the three months ended March 31, 2006. Expenses in 2006 consisted of professional expenses, $14,252; and miscellaneous expenses, $180; which were offset by accrued interest income of $290 on our advance to a related party.

           Expenses in the first quarter of 2006 were general and administrative expenses of $9,000, which consisted entirely of consulting fees; and depreciation expense, $259; which were offset by accrued interest income of $290 on our advance to a related party.

           Costs and expenses since inception, as a development stage enterprise, were $576,416. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss -  Net loss, before taxes, for the three months ended March 31, 2007 was $14,142.   Net loss before taxes, for the three months ended March 31, 2006 was $8,969.

           Since inception, our losses through March 31, 2007 have totaled $541,545.

           We have not reduced our net loss, for the three months ended March 31, 2007 or for the three months ended March 31, 2006, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the three months ended March 31, 2007 was $nil (less than $0.005) per share. Net loss per share for the three months ended March 31, 2006 was also $nil.  Per share net losses for the first quarter of 2007, and 2006 were based on 28,504,156 and 28,504,148 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of March 31, 2007 and December 31, 2006, our cash balance was $0. Subsequent to the end of the first quarter, our former parent company, Bellacasa, transferred $5,642 to us in accordance with the terms of the spin-off arrangement.

           As of March 31, 2007, our current liabilities, all accounts payable, totaled $61,232. We intend to meet our cash needs for the next 12 months by the sale of our securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although we believe that being an independent public company, although our common stock has not yet been approved for trading on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to continue clinical trials may hold a significant risk to our shareholders.

           During the next 24 months, we plan to expand enrollment in our clinical trial for dermatology; file for an investigational device exemption; initiate a small clinical trial for stress urinary incontinence; and file for an investigational device exemption for gastroesophageal reflux disease.  The cost to carry out these activities will be approximately $1,100,000 during the two-year period.  Depending on when the activities commence in 2007, the approximate cost for the fiscal year ending December 31, 2007 will be $400,000. We plan to raise the necessary funds through investment banks and/or private investors. There can be no assurance, however, that we will be successful in raising the necessary capital.

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-QSB, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $542,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           In the year ended December 31, 2006, we did not make any capital expenditures and we do not expect to make significant capital expenditures in 2007.

Item 3 - Controls and Procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended March 31, 2007, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of March 31, 2007, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

            ·     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
            ·     Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

            In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

Changes in internal control over financial reporting

            We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 4 - Submission to a Vote of Security Holders

            On May 4, 2007, our Board of Directors recommended and our shareholders, beneficially owning in the aggregate 15,254,820 shares of our common stock, representing approximately 53.1% of the voting power of Aquamer, Inc. gave their written consent to the following Proposals:

                ·   to amend our certificate of incorporation to change our corporate name to Aquamer Medical Corp.;
                ·   to amend our certificate of incorporation to increase our authorized shares of common stock from 30 million shares to 200 million shares.

ITEM 5 - Other Information

            On March 5, 2007, our former parent company, Bellacasa Productions, Inc., completed the distribution of all of our outstanding common stock to the shareholders of Bellacasa on a pro-rata basis, whereby Bellacasa shareholders received .7219996 shares of Aquamer common stock for each share of Bellacasa common stock held as of the record date, February 2, 2007. Bellacasa transferred all of its assets to Aquamer and contributed capital to Aquamer equivalent to the total of all sums owed by Aquamer to Bellacasa, which as of the transfer date was approximately $187,000.

            On May 1, 2007, we relocated our corporate offices to 510 Turnpike Street, North Andover, Massachusetts 01845.

ITEM 6 - Exhibits

(a)	Exhibits

Exhibit 31.1 - Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the small business issuer's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

Exhibit 32.1 - Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 2007.

  SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer, Inc.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Officer

Date:	May 21, 2007