Form 10QSB
period 2007-06-30
AQUAMER, INC.
filed 2007-08-20
CIK 1381324

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the quarterly period ended June 30, 2007

000-52327

Commission file number

AQUAMER MEDICAL CORP.

(Exact name of small business issuer as specified in its charter)

AQUAMER, INC.

(former name, if changed since last report)

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
Yes [    ] No [ X ]

 Indicate by check mark whether the registrant is an accelerated filer
 (as defined in Rule 12b-2 of the Exchange Act).
 Yes [    ] No [ X ]

Applicable only to corporate issuers
As of August 17, 2007 (the most recent practicable date), there were 28,504,176 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Aquamer Medical Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

AQUAMER MEDICAL CORP. FORM 10-QSB TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis and Plan of Operation
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 5	Other Information
Item 6	Exhibits and Reports

PART I

Financial Information

Item 1 - Financial Statements

AQUAMER MEDICAL CORP. f/k/a Aquamer, Inc. (a development stage company) Balance Sheets

	June 30, 2007 (unaudited)	December 31, 2006
Assets
Current assets:
Cash	$836	$0
Due from former parent company	0	0
Prepayments under product supply agreement	145,000	140,000

Total current assets	145,836	140,000

Property and equipment, net of accumulated depreciation ($6,900)	0	0
Advances to related party	35,334	34,754

	$181,170	$174,754

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$66,233	$46,980
Accrued expenses payable	45,600	0

Total current liabilities	111,833	46,980

Due to former parent company	0	177,472

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, none issued	0	0
Common stock, $.0001 par value
200,000,000 shares authorized 28,504,176 shares (28,504,148 in 2006) issued and outstanding	2,850	2,850
Additional paid-in capital	658,329	475,035
Deficit accumulated during the development stage	(591,842)	(527,583)

Total stockholders' equity (deficiency)	69,337	(49,698)

	$181,170	$174,754

See accompanying notes to interim financial statements.

AQUAMER MEDICAL CORP.
f/k/a Aquamer, Inc.
(a development stage company)

 Statements of Operations
(unaudited)

		Three Months ended			Six Months ended		Period from February 4, 2000 (inception) through June 30, 2007

		June 30, 2007		June 30, 2006	June 30, 2007	June 30, 2006

Revenue		$0		$0	$0	$0	$0

Costs and expenses:
General and administrative		35,407		19,208	49,839	28,208	408,240
Research and development		15,000		0	15,000	0	221,121
Depreciation		0		259	0	518	6,900
Interest, net of interest income		(290)		(290)	(580)	(580)	(9,728)

Total costs and expenses		50,117		19,177	64,259	28,146	626,533

Loss before other income and income taxes		(50,117)		(19,177)	(64,259)	(28,146)	(626,533)

Income from forgiveness of related party debt		0		0	0	0	34,691

Loss before income taxes		(50,117)		(19,177)	(64,259)	(28,146)	(591,842)
Income taxes		0		0	0	0	0

Deficit accumulated during development stage		$(50,117)		$(19,177)	(64,259)	(28,146)	$(591,842)

Basic and diluted loss per share	$	(NIL )	$	(NIL )	(NIL )	(NIL )

Weighted average number of shares outstanding		28,504,176		28,504,148	28,504,166	28,504,148

See accompanying notes to interim financial statements.

AQUAMER MEDICAL CORP. f/k/a Aquamer, Inc.
(a development stage company)
Statements of Cash Flows
(unaudited)
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Period from February 4, 2000 (inception) through June 30, 2007

Cash flows from operating activities:
Deficit accumulated during development stage	$(64,259)	$(28,146)	$(591,842)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	0	518	6,900
Expenses paid by issuance of common stock	0	0	225,502
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	(5,580)	(580)	(146,334)
Increase in accounts payable and accrued expenses	64,852	0	149,665

Net cash used in operating activities	(4,987)	(28,208)	(356,109)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)

Net cash used in investing activities	0	0	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	34,550
Proceeds from issuance of preferred stock	0	0	175,000
Loans to related parties	0	0	(73,500)
Loans from former parent company	5,823	28,208	218,295
Repayment of related party loans	0	0	39,500
Loans to Bellacasa Productions, Inc.	0	0	(30,000)

Net cash generated by financing activities	5,823	28,208	363,845

	836	0	836
Cash at beginning of period	0	0	0

Cash at end of period	$836	$0	$836

See accompanying notes to interim financial statements.

AQUAMER MEDICAL CORP.
f/k/a Aquamer, Inc.
 (a development stage company)

 Notes to Interim Financial Statements
   June 30, 2007
  (unaudited)

Note 1 - Organization

            Aquamer Medical Corp. ("Aquamer" or the "Company")  was incorporated in Delaware, on February 4, 2000, as Aquamer, Inc., for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology.

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

            The financial statements have been presented in a "development stage" format. Since inception, the primary activities of Aquamer have been research and development  of  medical products and equity fund raising activities. The Company has not commenced principal revenue producing activities.

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

            In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature.

Note 3 - Summary of Significant Accounting Policies

            Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. During the three-month and six-month periods ended June 30, 2007 and 2006, there were no convertible securities or options or warrants outstanding; consequently the weighted average outstanding common shares were the same for both the computation of basic earnings per share and diluted earnings per share.

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

            Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $0 and $518 for the six months ended June 30, 2007 and 2006, respectively.

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

            The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. There are currently no outstanding options subject to future vesting, therefore, no charge is required for the three months and six months ended June 30, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

Note 4 - Prepayments under Product Supply Agreement

             Pursuant to a product supply agreement entered into by Aquamer in October 1999, the Company, in July 2005, prepaid $90,000 for the purchase of hydrogel product, based on poly-N-vinylpyrrolidone, as specified in certain U.S. patents. In December 2005, the Company also paid $20,000 and recorded $30,000 as an account payable, which was paid in January 2006, for additional prepayment under the product supply agreement, which mandates minimum purchases of $50,000 per year.  The $110,000 cash payments and $30,000 additional billing satisfied the Company's purchase obligations for 2003, 2004 and 2005. No date has been set for the manufacturing of the product or delivery of the product to the Company. In January 2007, the Company paid $5,000 and entered into an amendment to its agreement that extended the time to pay the $45,000 balance of the 2006 minimum purchase obligation until June 26, 2007, which has been further extended until December 26, 2007.

             The Company plans to use the prepaid product under this Agreement to pursue the development of its medical devices. As of December 31, 2007, or sooner, if a triggering event occurs, the Company will make a determination regarding whether there has been an asset impairment. On March 5, 2007, Aquamer, Inc. became an independent company owned by approximately 113 shareholders who received their stock in Aquamer pursuant to a spin-off by Bellacasa. Aquamer, as an independent reporting public company, plans to actively pursue the development, testing and marketing of its medical products.  The Company determined that as of June 30, 2007, there had been no impairment of value because it had not had sufficient time, as an independent public company to arrange for financing; and there had been no triggering event which would require a reduction of carrying value of the asset. Such triggering events may include the determination of the inability of Aquamer, as an independent company, to raise sufficient capital; a foreseen delay in raising such capital; the inability of the manufacturer to deliver the product; or the decision of Aquamer, as an independent company, to not proceed with additional clinical trials; or elects to change its business plan.

Note 5 - Advances to Related Parties

             The Company is the holder of a note receivable from the Company's director and former president for $29,000, which bears interest at 4% per annum. At June 30, 2007, the total balance outstanding including accrued interest of $6,334 was $35,334. Interest for the three months ended June 30, 2007 and 2006 was $290 for each period; and for the six months ended June 30, 2007 and 2006 was $580 for each period.

Note 6 - Due to/from Former Parent Company

             In September 2004, the Company made a $30,000 non-interest bearing loan to Bellacasa.  Since acquiring Aquamer in January 2005, Bellacasa, which had become the Company's parent and sole shareholder, made advances for the benefit of the Company in the amount of approximately $217,000 resulting in a net balance of approximately $187,000 due Bellacasa by the Company as of March 5, 2007. On March 5, 2007, the Company's then parent, Bellacasa Productions, Inc., distributed all of the outstanding common stock of Aquamer to the shareholders of Bellacasa on a pro-rata basis. Bellacasa transferred all of its assets to Aquamer and contributed capital to Aquamer equivalent to the total of all sums owed by Aquamer to Bellacasa.

Note 7 - Property and Equipment

             Property and equipment consists of the following:

	June 30, 2007	December 31, 2006

Equipment	$6,900	$6,900
Less: accumulated depreciation	(6,900)	(6,900)

	$0

		$0

Note 8 - Stockholders' Equity

             Capital Structure

             Effective June 22, 2007,  the Company's Certificate of Incorporation was amended to increase  the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of June 30, 2007, there were 28,504,176 shares of common stock issued and outstanding, which was an increase of 28 shares from those outstanding at December 31, 2006. The increase in shares resulted from rounding up fractions in connection with the distribution of shares by Bellacasa. As of June 30, 2007 and December 31, 2006 there were no preferred shares issued.

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

Note 10 - Going Concern

             The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $592,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

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

Item 2 - Management's Discussion and Analysis and Plan of Operation

General

           Aquamer Medical Corp. ("we," "us," "our," the "Company", the "Registrant" or "Aquamer"), a Delaware corporation, was formed in February 2000, as Aquamer, Inc., to operate as a medical device company focused on the development and commercialization of three injectable biocompatible products.  The products we are developing consist of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm), urology/gynecology (AquaGen), and gastroenterology (AquaFlux).  Although we are a development stage company, our products are based on the results of  years of research and development, whereby we are now in the stage of preparing for, and executing on, clinical evaluation milestones.

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

Business Overview

           Aquamer Medical Corp. is a clinical development stage company with a platform technology that builds on over ten years of scientific effort.  We intend our water-based injectable products to be utilized as a bulking agent in the respective fields of use. We believe that our products will have competitive advantages pertaining to increased maintenance of efficacy or tissue "bulking," safety, ease of injection and non-cumbersome operational management issues associated with shipping and storage.  Inherent in our technology is its biocompatibility, non-immunogenicity and lack of migration/absorption.  We seek to become a leading provider of minimally invasive injectable modalities for dermatology, urology and gastroenterology.

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

Product Supply Agreement

           We have also entered into a Product Supply Agreement with Partners whereby Partners will supply polymer products to us in accordance with an agreed upon procedure and established price.  In October 1999, Aquamer entered into a product supply agreement with Partners for the purchase of its hydrogel product, based on poly-N-vinylpyrrolidone, as specified in certain U.S. Patents.  This agreement, which was amended in March 2002, May 2002 and October 2005, mandates we make minimum purchases of $50,000 per year. In July 2005, we paid $90,000 to satisfy our minimum purchase obligations for 2003 and 2004 and in December 2005, we paid $20,000 and were billed $30,000, which we paid in January 2006, to satisfy our obligations for 2005. In January 2007, we paid Partners $5,000 and entered into an amendment to our agreement that extended the time to pay the $45,000 balance of our 2006 minimum purchase obligation until June 26, 2007, which date has been further extended to December 26, 2007.

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

Clinical Trials

Aquamer Hydrogel for Dermatology Indication (Treatment of Cutaneous Wrinkles and Skin Defects):

           We received an approved Investigational Device Exemption ("IDE")  from the FDA to conduct a pilot clinical trial study of the AquaDerm product. The clinical study protocol (conducted at University of Iowa Hospital and Clinics (UIHC) was entitled "A Pilot study to Evaluate the Initial Safety and Potential Effectiveness of a PVP-Hydrogel Injectable Device for the Treatment of Cutaneous Wrinkles and Skin Defects." The study enrolled 20 patients at one site and all patients completed their follow-up per the protocol. We have continued to monitor the patients who were enrolled in the initial human clinical study. No additional patients are expected to be enrolled at this site. Both our company and the principal study investigator concluded that the results of this feasibility study to date demonstrate the device is potentially both safe and efficacious, warranting further study under this IDE in a multi-center trial.  We have formulated a clinical study plan for the clinical study of 30 patients at three study centers. We have filed IDE reports with the FDA on an annual basis since we received our initial approval, the most recent having been filed in 2007.We are seeking  funding to do the additional clinical trials and to seek regulatory approval to market the AquaDerm product.

Aquamer Hydrogel for Urology Indication  (Treatment of Stress Incontinence):

            In May 2007, we completed the initial IDE draft for submission to the FDA. The initial protocol is entitled: "A Pilot Study to Determine the Safety and Effectiveness of the Aquamer Hydrogel Implanted in Periurethral Tissue on Urine Flow and Intra-urethral Pressure in Adult Women With Urodynamically Proven Stress Incontinence Due to Intrinsic Sphincter Deficiency (ISD)."  We have identified Peter Rosenblatt, M.D., the Director of Urogynecology at Mount Auburn Hospital in Cambridge, Massachusetts as the initial principal investigator. During the quarter ended June 30, 2007, we were able to identify an appropriate transurethral delivery system for our urinary incontinence clinical trial.

Aquamer Hydrogel for GI Indication (Treatment of Gastroesophageal Reflux Disease  (GERD)):

             During the fiscal quarter ended June 30, 2007, we continued our discussions regarding the implementation of the initial clinical study of the AquaFlux product for the treatment of gastroesopageal reflux disease. We have identified John Levey, M.D., Professor in the Department of Internal Medicine at the University of Massachusetts Hospital in Worcester, Massachusetts, as the potential  principal investigator for our GERD pilot study.  Dr. Levey is considered one of the leading physicians in this field.

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

Research and Development

           Upon becoming an independent public company, on March 5, 2007, we began to increase our research expense. During the three months ended June 30, 2007, our research and development expenses were $15,000 and we expect that sum to increase substantially as funds become available.

Employees

           Other than our president, Marshall Sterman, who devotes such time as necessary to our operations, and our Director and Research Coordinator, Steven Preiss, we do not have any other employees. We may utilize independent contractors and consultants from time to time to assist us with our compliance requirements.

Results of Operations

           The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

           The financial statements included in this report are those of Aquamer Medical Corp. f/k/a Aquamer, Inc. for all historical periods.

Three months ended June 30, 2007 and June 30, 2006

           Sales - We did not have any sales during the three months ended June 30, 2007 and 2006. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the three months ended June 30, 2007 were $50,117 compared to $18,969 in the three months ended June 30, 2006. Expenses in 2007 consisted of research and development, $15,000; officer's salaries $15,000; professional expenses, $19,500; rent, $600; and miscellaneous expenses, $307; which were offset by accrued interest income of $290 on our advance to a related party.

           Expenses in the comparable second quarter of 2006 were general and administrative expenses of $19,208, which consisted of $10,000 in connection with amending our licensing and supply agreement; consulting fees, $9,000; and depreciation expense, $259; which were offset by accrued interest income of $290 on our advance to a related party.

           Net Loss -  Net loss, before taxes, for the three months ended June 30, 2007 was $50,117.  Net loss before taxes, for the three months ended June 30, 2006 was $19,177.

           We have not reduced our net loss, for the three months ended June 30, 2007 or for the three months ended June 30, 2006, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the three months ended June 30, 2007 was $nil (less than $0.005) per share. Net loss per share for the three months ended June 30, 2006 was also $nil.  Per share net losses for the second quarter of 2007, and 2006 were based on 28,504,176 and 28,504,148 weighted average common shares outstanding, respectively.

Six months ended June 30, 2007 and June 30, 2006 and since its inception

           Sales - We did not have any sales during the six months ended June 30, 2007 and 2006.

           Costs and Expenses - Total expenses for the six months ended June 30, 2007 were $64,839 compared to $28,726 in the six months ended June 30, 2006. Expenses in 2007 consisted of research and development, $15,000; officer's salaries $15,000; professional expenses and consulting, $33,753; rent, $600; and miscellaneous expenses, $486; which were offset by accrued interest income of $580 on our advance to a related party.

           Expenses in the comparable second half of 2006 were $28,146 comprised of general and administrative expenses, $28,208, which consisted of $10,000 in connection with amending our licensing and supply agreement; consulting fees, $18,208; and depreciation expense, $518; which were offset by accrued interest income of $580 on our advance to a related party.

           Costs and expenses since inception, as a development stage enterprise, were $626,533. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss -  Net loss, before taxes, for the six months ended June 30, 2007 was $64,259.  Net loss before taxes, for the six months ended June 30, 2006 was $28,146.

           Since inception, our losses through June 30, 2007 have totaled $591,842.

           We have not reduced our net loss, for the six months ended June 30, 2007 or for the six months ended June 30, 2006, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the six months ended June 30, 2007 was $nil (less than $0.005) per share. Net loss per share for the six months ended June 30, 2006 was also $nil.  Per share net losses for the first half of 2007, and 2006 were based on 28,504,166 and 28,504,148 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of June 30, 2007 our cash balance was $836. Our liabilities, all of which are current liabilities consist of accounts payable, $66,233; and accrued expenses payable, $45,600 for a total of $111,833. Accrued expenses payable include $30,000 of accrued salaries and fees to our officers and directors, Marshall Sterman and Steven Preiss.

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

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-QSB, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $592,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           In the six-month period ended June 30, 2007, we did not make any capital expenditures and we do not expect to make significant capital expenditures for thr remainder of 2007.

Item 3 - Controls and Procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended June 30, 2007, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of June 30, 2007, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

PART II
OTHER INFORMATION

ITEM 5 - Other Information

        Pursuant to the previously reported consent of shareholders dated May 4, 2007, we filed with Secretary of State of Delaware an amendment to our certificate of incorporation. The amendment, which became effective June 22, 2007, changed our corporate name to Aquamer Medical Corp. and increased our authorized shares of common stock from 30 million shares to 200 million shares.

ITEM 6 - Exhibits

(a)	Exhibits

Exhibit 31.1 - Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the small business issuer's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

Exhibit 32.1 - Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended June 30, 2007.

  SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer Medical Corp.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Officer

Date:	August 17, 2007