Form 10QSB
period 2007-09-30
AQUAMER, INC.
filed 2007-11-14
CIK 1381324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934

 For the quarterly period ended September 30, 2007

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
  Yes [    ] No [ X ]

Applicable only to corporate issuers
As of November 12, 2007 (the most recent practicable date), there were 28,754,176 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

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
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis and Plan of Operation
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6	Exhibits and Reports

PART I

Financial Information

Item 1 - Financial Statements

AQUAMER MEDICAL CORP. f/k/a Aquamer, Inc. (a development stage company) Balance Sheets

	September 30, 2007 (unaudited)	December 31, 2006
Assets
Current assets:
Cash	$6,293	$0
Due from former parent company	0	0
Prepayments under product supply agreement	145,000	140,000

Total current assets	151,293	140,000

Property and equipment, net of accumulated depreciation ($6,900)	0	0
Advances to related party	5,524	34,754

	$156,817	$174,754

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$66,333	$46,980
Accrued expenses payable	56,376	0

Total current liabilities	122,709	46,980

Due to former parent company	0	177,472

Secured Convertible Note Payable	15,000	0

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, none issued	0	0
Common stock, $.0001 par value
200,000,000 shares authorized 28,504,176 shares (28,504,148 in 2006) issued and outstanding	2,850	2,850
Additional paid-in capital	658,329	475,035
Deficit accumulated during the development stage	(642,071)	(527,583)

Total stockholders' equity (deficiency)	19,108	(49,698)

	$156,817	$174,754

See accompanying notes to interim financial statements.

AQUAMER MEDICAL CORP.
 f/k/a Aquamer, Inc.
 (a development stage company)

 Statements of Operations
 (unaudited)

									Period from February 4, 2000 (inception) through September 30, 2007

		Three Months ended				Nine Months ended

		September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006

Revenue		$0		$0		$0		$0	$0

Costs and expenses:
General and administrative		35,143		9,275		84,982		37,483	443,383
Research and development		15,000		0		30,000		0	236,121
Depreciation		0		50		0		568	6,900
Interest, net of interest income		86)		(290)		(494)		(870)	(9,642)

Total costs and expenses		50,229		9,035		114,488		37,181	676,762

Loss before other income and income taxes		(50,229))		(9,035)		(114,488)		(37,181)	(676,762)

Income from forgiveness of related party debt		0		0		0		0	34,691

Loss before income taxes		(50,229)		(9,035)		(114,488)		(37,181)	(642,071)
Income taxes		0		0		0		0	0

Deficit accumulated during development stage		$(50,229)		$(9,035)		$(114,488)		$(37,181)	$(642,071)

Basic and diluted loss per share	$	(NIL )	$	(NIL )	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		28,504,176		28,504,148		28,504,169		28,504,148

See accompanying notes to interim financial statements.

AQUAMER MEDICAL CORP. f/k/a Aquamer, Inc.
(a development stage company)
Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Period from February 4, 2000 (inception) through September 30, 2007

Cash flows from operating activities:
Deficit accumulated during development stage	$(114,488)	$(37,181)	$(642,071)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	0	568	6,900
Expenses paid by issuance of common stock	0	0	225,502
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	24,230	(870)	(116,524)
Increase (decrease) in accounts payable and accrued expenses	75,728	(30,389)	160,541

Net cash used in operating activities	(14,530)	(67,872)	(365,652)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)

Net cash used in investing activities	0	0	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	34,550
Proceeds from issuance of preferred stock	0	0	175,000
Proceeds from issuance of secured convertible note	15,000	0	15,000
Loans to related parties	0	0	(73,500)
Loans from former parent company	5,823	67,872	218,295
Repayment of related party loans	0	0	39,500
Loans to Bellacasa Productions, Inc.	0	0	(30,000)

Net cash generated by financing activities	20,823	67,872	378,845

	6,293	0	6,293
Cash at beginning of period	0	0	0

Cash at end of period	$6,293	$0	$6,293

See accompanying notes to interim financial statements.

AQUAMER MEDICAL CORP.
 f/k/a Aquamer, Inc.
  (a development stage company)

  Notes to Interim Financial Statements
September 30, 2007
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

            In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature.

Note 3 - Summary of Significant Accounting Policies

            Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. On August 22, 2007, we issued a $15,000 one-year convertible note, which may be converted into 375,000 shares of common stock. During the three-month and nine-month periods ended September 30, 2006, there were no convertible securities or options or warrants outstanding; The weighted average shares outstanding on a diluted basis for the three months and nine months ended September 30, 2007 were 28,663,138 and 28,557,157, respectively. For the three months and nine months ended September 30, 2006, the weighted average shares were 28,504,148 for both periods, which was the same as the basic weighted average shares outstanding for those periods.

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

            Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $0 and $568 for the nine months ended September 30, 2007 and 2006, respectively.

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

            The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. There are currently no outstanding options subject to future vesting, therefore, no charge is required for the three months and nine months ended September 30, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

            Accounting for Obligations and Instruments Potentially to be Settled in the Company's own Stock: The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19,  "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock . "  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

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

             Warrant Derivative Liabilities

             The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19,  "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock . " Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings

Selected Recent Accounting Pronouncements

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

             The Company plans to use the prepaid product under this Agreement to pursue the development of its medical devices. As of December 31, 2007, or sooner, if a triggering event occurs, the Company will make a determination regarding whether there has been an asset impairment. On March 5, 2007, Aquamer, Inc. became an independent company owned by approximately 113 shareholders who received their stock in Aquamer pursuant to a spin-off by Bellacasa. Aquamer, as an independent reporting public company, plans to actively pursue the development, testing and marketing of its medical products.  The Company determined that as of September 30, 2007, there had been no impairment of value because it had not had sufficient time, as an independent public company to arrange for financing; and there had been no triggering event which would require a reduction of carrying value of the asset. Such triggering events may include the determination of the inability of Aquamer, as an independent company, to raise sufficient capital; a foreseen delay in raising such capital; the inability of the manufacturer to deliver the product; or the decision of Aquamer, as an independent company, to not proceed with additional clinical trials; or elects to change its business plan.

Note 5 - Advances to Related Parties

             The Company is the holder of a note receivable from the Company's director and former president for $29,000, which bears interest at 4% per annum. During the three months ended September 30, 2007, the Company applied $30,000 of accrued compensation to pay the principal amount plus $1,000 of accrued interest. At September 30, 2007, the total balance outstanding, consisting solely of accrued interest was $5,524. Interest for the three months ended September 30, 2007 and 2006 was $90 and $290 for each period, respectively; and for the nine months ended September 30, 2007 and 2006 was $670 and $580 for each period, respectively.

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

Note 7 - Property and Equipment

             Property and equipment consists of the following:

	September 30, 2007	December 31, 2006

Equipment	$6,900	$6,900
Less: accumulated depreciation	(6,900)	(6,900)

	$0	$0

Note 8 - Secured Convertible Note Payable

            On August 22, 2007, the Company issued a one-year, 12% secured convertible note in the principal amount of $15,000. The note is secured by all of the Company’s assets and is convertible, prior to maturity, at the option of the holder, into 375,000 shares of the Company’s common stock. The issuance of the note was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The convertible note and the common shares into which the note may be converted are restricted as to transferability.

Note 9 - Stockholders' Equity

             Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of September 30, 2007, there were 28,504,176 shares of common stock issued and outstanding, which was an increase of 28 shares from those outstanding at December 31, 2006. The increase in shares resulted from rounding up fractions in connection with the distribution of shares by Bellacasa. As of September 30, 2007 and December 31, 2006 there were no preferred shares issued.

Note 10 - Commitments

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

Note 11 - Going Concern

             The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $642,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

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

Item 2 - Management's Discussion and Analysis and Plan of Operation

General

           Aquamer Medical Corp. ("we," "us," "our," the "Company", the "Registrant" or "Aquamer"), a Delaware corporation, was formed in February 2000, as Aquamer, Inc., to operate as a medical device company focused on the development and commercialization of three injectable biocompatible products.  The products we are developing consist of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm ), urology/gynecology (AquaGen ), and gastroenterology (AquaFlux ).  Although we are a development stage company, our products are based on the results of years of research and development, whereby we are now in the stage of preparing for, and executing on, clinical evaluation milestones.

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

Products in Development

           We are developing the following products designed for use in dermatology, urology, and gastroenterology:

           Dermatology

           AquaDerm is targeted at the long-term corrective effects of skin treatment.  AquaDerm addresses conditions of tissue atrophy due to aging, facial wrinkles and depressed scars, as well as soft tissue defects resulting from surgery and inflammatory skin diseases. PVP has infinite molecular weight as a base polymer matrix, which impedes absorption and migration of polymer substrate into the surrounding tissue, thus lengthening the cosmetic effect. Most other injectable materials are suspensions (leading to the absorption of suspension media and migration of suspended particles) or biological in nature (such as collagen, which the body digests). Our product will be injected into the affected areas and filled to the appropriate point, making the defect flush with the surrounding tissue, or in the case of lip augmentation "plumped" to the desired size. Most products in the facial aesthetics/dermatology market today have the common drawback of migration/absorption.  Animal trials and initial human clinical trials indicate longer-term maintenance of results for AquaDerm.

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

Clinical Trials

Aquamer Hydrogel for Dermatology Indication (Treatment of Cutaneous Wrinkles and Skin Defects):

           We received an approved Investigational Device Exemption ("IDE") from the FDA to conduct a pilot clinical trial study of the AquaDerm product. The clinical study protocol (conducted at University of Iowa Hospital and Clinics (UIHC) was entitled "A Pilot study to Evaluate the Initial Safety and Potential Effectiveness of a PVP-Hydrogel Injectable Device for the Treatment of Cutaneous Wrinkles and Skin Defects." The study enrolled 20 patients at one site and all patients completed their follow-up per the protocol. We have continued to monitor the patients who were enrolled in the initial human clinical study. No additional patients are expected to be enrolled at this site. Both our company and the principal study investigator concluded that the results of this feasibility study to date demonstrate the device is potentially both safe and efficacious, warranting further study under this IDE in a multi-center trial.  We have formulated a clinical study plan for the clinical study of 30 patients at three study centers. We have filed IDE reports with the FDA on an annual basis since we received our initial approval, the most recent having been filed in 2007. We are seeking funding to do the additional clinical trials and to seek regulatory approval to market the AquaDerm product.

Aquamer Hydrogel for Urology Indication (Treatment of Stress Incontinence):

            In May 2007, we completed the initial IDE draft for submission to the FDA. The initial protocol is entitled: "A Pilot Study to Determine the Safety and Effectiveness of the Aquamer Hydrogel Implanted in Periurethral Tissue on Urine Flow and Intra-urethral Pressure in Adult Women With Urodynamically Proven Stress Incontinence Due to Intrinsic Sphincter Deficiency (ISD) ."  We have identified Peter Rosenblatt, M.D., the Director of Urogynecology at Mount Auburn Hospital in Cambridge, Massachusetts as the initial principal investigator. During the quarter ended June 30, 2007, we were able to identify an appropriate transurethral delivery system for our urinary incontinence clinical trial and during the three months ended September 30, 2007, we continued to prepare for commencement of the clinical trial.

Aquamer Hydrogel for GI Indication (Treatment of Gastroesophageal Reflux Disease (GERD)):

             During the fiscal quarter ended September 30, 2007, we continued our discussions regarding the implementation of the initial clinical study of the AquaFlux product for the treatment of gastroesopageal reflux disease. We have identified John Levey, M.D., Professor in the Department of Internal Medicine at the University of Massachusetts Hospital in Worcester, Massachusetts, as the potential principal investigator for our GERD pilot study.  Dr. Levey is considered one of the leading physicians in this field.

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

Research and Development

           Upon becoming an independent public company, on March 5, 2007, we began to increase our research expense. During the six months ended September 30, 2007, our research and development expenses were $30,000 and we expect that sum to increase substantially as funds become available.

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

Three months ended September 30, 2007 and September 30, 2006

           Sales - We did not have any sales during the three months ended September 30, 2007 and 2006. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the three months ended September 30, 2007 were $50,229 compared to $9,035 in the three months ended September 30, 2006. Expenses in 2007 consisted of research and development, $15,000; officer's salaries $15,000; professional expenses, $19,543; rent, $600; and interest expense, $176; which were offset by accrued interest income of $90 on our advance to a related party.

           Expenses in the comparable second quarter of 2006 consisted of consulting fees, $9,000; miscellaneous expense, $250 and depreciation expense, $50; which were offset by accrued interest income of $290 on our advance to a related party.

           Net Loss - Net loss, before taxes, for the three months ended September 30, 2007 was $50,229.  Net loss, before taxes, for the three months ended September 30, 2006 was $9,035.

           We have not reduced our net loss, for the three months ended September 30, 2007 or for the three months ended September 30, 2006, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the three months ended September 30, 2007 was $nil (less than $0.005) per share. Net loss per share for the three months ended September 30, 2006 was also $nil.  Per share net losses for the third quarter of 2007, and 2006 were based on 28,504,176 and 28,504,148 weighted average common shares outstanding, respectively.

Nine months ended September 30, 2007 and September 30, 2006 and since its inception

           Sales - We did not have any sales during the nine months ended September 30, 2007 and 2006.

           Costs and Expenses - Total expenses for the nine months ended September 30, 2007 were $114,488 compared to $37,181 in the nine months ended September 30, 2006. Expenses in 2007 consisted of research and development, $30,000; officer's salaries $30,000; professional expenses and consulting, $53,295; rent, $1,200; interest expense, $176; and miscellaneous expenses, $487, which were offset by accrued interest income of $670 on our advance to a related party.

           Expenses in the comparable nine months of 2006 were $37,181, which consisted of $10,000 in connection with amending our licensing and supply agreement; consulting fees, $27,208; miscellaneous expense, $275; and depreciation expense, $568; which were offset by accrued interest income of $870 on our advance to a related party.

           Costs and expenses since inception, as a development stage enterprise, were $676,762. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the nine months ended September 30, 2007 was $114,488.  Net loss before taxes, for the nine months ended September 30, 2006 was $37,181.

           Since inception, our losses through June 30, 2007 have totaled $642,071.

           We have not reduced our net loss, for the nine months ended September 30, 2007 or for the nine months ended September 30, 2006, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the nine months ended September 30, 2007 was $nil (less than $0.005) per share. Net loss per share for the nine months ended September 30, 2006 was also $nil.  Per share net losses for the first nine months of 2007, and 2006 were based on 28,504,169 and 28,504,148 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of September 30, 2007, our cash balance was $6,293. Our current liabilities consist of accounts payable, $66,333; and accrued expenses payable, $56,376 for a total of $122,709. Accrued expenses payable include $30,000 to our officer/director, Marshall Sterman.

           We intend to meet our cash needs for the next 12 months by the sale of our securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  We believe that being an independent public company, although our common stock has not yet been approved for trading on the OTC Bulletin Board, has enhanced our capital raising ability.  There is no assurance, however, that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to continue clinical trials may hold a significant risk to our shareholders.

           During the next 24 months, we plan to expand enrollment in our clinical trial for dermatology; file for an investigational device exemption; initiate a small clinical trial for stress urinary incontinence; and file for an investigational device exemption for gastroesophageal reflux disease.  The cost to carry out these activities will be approximately $1,100,000 during the two-year period.  We plan to raise the necessary funds through investment banks and/or private investors. There can be no assurance that we will be successful in raising the necessary funds to implement our business plan.

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-QSB, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $642,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           In the nine-month period ended September 30, 2007, we did not make any capital expenditures and we do not expect to make significant capital expenditures for the remainder of 2007.

Item 3 - Controls and Procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended September 30, 2007, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of September 30, 2007, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

 OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            On August 22, 2007, we issued a one-year, 12% secured convertible note in the principal amount of $15,000. The note is secured by all of our assets and is convertible, prior to maturity, at the option of the holder, into 375,000 shares of our common stock. The issuance of the note was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is a sophisticated "accredited" investor with access to all relevant information necessary to evaluate the investment and he represented to us that the note was being acquired for investment purposes. The proceeds from the sale were used for working capital.

            The convertible note and the common shares into which the note may be converted have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

ITEM 6 - EXHIBITS

(a)	Exhibits

Exhibit 31.1 - Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the small business issuer's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

Exhibit 32.1 - Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended September 30, 2007.

  SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer Medical Corp.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Officer

Date:	November 12, 2007