Form 10KSB
period 2007-12-31
AQUAMER MEDICAL CORP.
filed 2008-04-14
CIK 1381324

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

 [X] Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934
 For the fiscal year ended December 31, 2007
 or
 [  ]      Transitional Report under Section 13 or 15(d) of the

 Securities Exchange Act of 1934

000-52327

Commission file number

AQUAMER MEDICAL CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	04-3516924

(State of incorporation)	(IRS Employer Identification Number)

510 Turnpike Street, Suite 204 North Andover, MA 01845

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Aquamer Medical Corp. did not have any revenue for the year ended December 31, 2007.

As of April 1, 2008, there was no market value for Aquamer Medical Corp. common stock owned by non-affiliates.

As of April 1, 2008, there were 50,254,176 shares of Aquamer Medical Corp. common stock outstanding.

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

SIGNATURES
EXHIBITS

PART I

Item 1 - Description of Business

General

           Aquamer, Medical Corp. ("we," "us," "our," the "Company", the "Registrant" or "Aquamer"), a Delaware corporation, was formed in February 2000 to operate as a medical device company focused on the development and commercialization of three injectable biocompatible products.  The products we are developing consist of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm), urology/gynecology (AquaGen), and gastroenterology (AquaFlux).  Although we are a development stage company, our products are based on the results of several years of research and development, whereby we are now in the stage of preparing for, and executing on, clinical evaluation milestones.

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

            In June 2007, we changed our corporate name from Aquamer, Inc. to Aquamer Medical Corp.

            In March  2008, we acquired all patent rights for the Hydropatella Implant, which pertains to a patella (kneecap) made of a hydrogel, which is durable and wear resistant that can be implanted in a surgical procedure to replace the damaged natural patella of a subject or as part of a component system for a total knee replacement

Business Overview

           Aquamer Medical Corp.  is a clinical development stage company with a platform technology that builds on over ten years of scientific effort.  We intend our water-based injectable products to be utilized as a bulking agent in the respective fields of use. We believe that our products will have competitive advantages pertaining to increased maintenance of efficacy or tissue "bulking," safety, ease of injection and non-cumbersome operational management issues associated with shipping and storage.  Inherent in our technology is its biocompatibility, non-immunogenicity and lack of migration/absorption.  We seek to become a leading provider of minimally invasive injectable modalities for dermatology, urology, gastroenterology and orthopedic surgery.

Technology

           The bulking agent that comprises our initial products involves the use of a polymeric component from the poly-n-vinyl pyrrolidinone (PVP) family, which is recognized for its biocompatibility and extensive clinical use in other Class III (permanent implantable) medical devices.  PVP is a non-toxic, non-metabolized hydrogel that has been approved for use as a plasma volume expander, a plasma detoxifying agent, an orally-ingested diagnostic aid (complex of PVP and iodine), a component of soft contact lenses, a variety of dental applications, a filler for a permanent implantable urological device and as an excipient in the manufacturing of tablets containing a variety of drugs.  The dose of PVP used in our products is minimal; approximately 95% of the injected volume is water contained in the polymer matrix.

           The bulking agent that we have been using was created under two patents owned by Partners in Biomaterials Inc. ("PIB"), an independent third party based in California.  PIB granted us a license to the patents, which expire in May 2009 and July 2010. We have been seeking regulatory approval, so as to commercialize various products. In addition to entering into a patent license agreement with PIB, we also entered into a Product Supply Agreement with PIB, whereby PIB was to supply us with polymer products in accordance with an agreed upon procedure and established price.

            Status of Agreements with PIB

            During the first quarter of 2008, PIB expressed to us that it would not deliver the committed product under the terms of our agreement and that it considered both the purchase commitment agreement and patent license agreement to no longer be in effect. We are currently renegotiating the terms and conditions of a new agreement with PIB under which to go forward. There is no assurance that we will be able to reinstate the current agreements or to negotiate new terms. We have also been in discussions with alternate providers of a polymer product with chemical characteristics similar to the PIB materials. We believe, although there can be no assurance, that if necessary, we will be able to acquire rights to use an alternative product that offers both price  acceptability and reliability of supply.

Products in Development

           We are developing the following products designed for use in orthopedic surgery, dermatology, urology, and gastroenterology:

           Orthopedic Surgery

            We plan to exploit our recent acquisition of the patent rights to the Hydropatella Implant.

            When, due to disease or injury, the surfaces of a knee joint become sufficiently disabling and painful (arthritic), these surfaces are commonly replaced using a surgical operation, either in whole or in part by prosthetic implants. A need exists for a patella (kneecap) component that provides greater wear resistance, yet has the capacity to sustain ambulatory tension with strength comparable to that of a healthy patella. A need also exists for a replacement patella that can be used to deliver a therapeutic agent to the knee.

            The invention, which is the subject of the acquired patent rights, relates to an improved patella with improved biocompatible properties such as high surface lubricity, reduced component-to-component wear, and drug delivery capabilities.

            The invention is based, in part, on the discovery that structural elements for joint replacement (e.g., a patella), can be made of a biocompatible material that absorbs an aqueous solution to form a hydrogel. The biocompatible hydrogel has improved structural and biomechanical properties without the problem of disintegrating under stress conditions. In particular, the invention pertains to a patella made of a hydrogel referred to as "hydropatella implant," which provides a durable, wear resistant patella that can be implanted in a surgical procedure to replace the damaged natural patella of a subject or as part of a component system for a total knee replacement.

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

Market Opportunity

Orthopedic Surgery

           According to The Journal of Bone & Joint Surgery, Volume 89-A, Number 12, December 2007

  The upward trends in the utilization of total hip and knee replacement between 1969 and 2003 detail the national need for these procedures.
  The age and gender-adjusted incidence per 100,000 person-years significantly increased from 1971 to 2003, representing a greater than 400% increase in the incidence of total knee replacement (as compared with a 55% increase in total hip replacement during the same period).
  The incidence increased with the patient's age for total knee replacement, except in patients more than eighty years old.
  The largest percentage increase was in patients less than fifty years old.
  There was a significant increase in the proportion of total knee replacements performed for the treatment of osteoarthritis, from 51% during 1971-1975 to 92% in 2000- 2003.
  It is projected that the number of primary total knee replacements will increase from 450,400 to 3.48 million by 2030, compared with a growth in the number of primary total hip replacements from 208,600 to 572,100 during the same interval.
  The volume of revision total knee replacements is projected to grow from 38,300 in 2005 to 268,200 in 2030 (a 600% increase).
  The continued and rapid growth of utilization of total knee replacement reflects a trend that will require additional resources in the future.
  This dramatically increased demand for replacement procedures will require additional discussions regarding the distribution of economic resources; the allocation of surgeons, facilities and resources; and improved operative efficiency.
  Additionally, given the growth in the number of procedures in the younger, more active patients, implant longevity will require further enhancement.

           To date, devices currently used to correct patella injuries, total and unicompartmental knee replacement, typically use a patella component formed of a thermoplasit or elastomer, both of which can become liable and disintegrate under stress. Accordingly, a rapidly growing need exists for a patella component that provides greater wear resistance, yet has the capacity to sustain ambulatory tension with strength comparable to that of a healthy patella.

           Like any surgery, knee joint replacement carries certain life-threatening risks, such as infection, blood clots and complications from anesthesia. Infection is an ongoing risk for all people with joint replacements. Not only can it occur in the hospital, but it can happen years later if bacteria travel through the bloodstream to the replacement area. In the rare case that an infection spreads to the new joint and does not clear up with antibiotic treatment, the joint must be replaced. This usually requires two surgeries--one to remove the infected joint and another surgery later to insert the new joint. Between surgeries, the infection is treated with antibiotics. Therefore, a need also exists for a replacement patella that can be used as a vehicle to deliver a localized therapeutic agent, such as a pain relieving agent, antibiotic, anti-clotting agent, growth factor or anti-inflammatory. The hydrogel composition of the "hydropatella implant," is capable of meeting this need by eluting the therapeutic agent at a controlled rate or dose regimen over time.

Dermatology

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

Urology

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

Gastroenterology

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

Intellectual Property

            Hydropatella Implant Patent Rights

            On March 24, 2008, we purchased all rights, title and interest in the pending U.S. Patent for the Hydropatella Implant, identified as Attorney Docket No. 105554-2, which application was filed in the United States Patent and Trademark Office on September 30, 2005, as Application No. 60/722,277.

            Agreements with PIB

            We are a party to a Patent License Agreement and Product Supply Agreement with PIB. PIB has notified us that it no longer considers the agreements to be in effect. We are negotiating with PIB to reinstate or modify the agreements. There can be no assurance that we will be successful in these efforts.

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

Research and Development

           During 2007, our research and development expenses totaled $45,000, all of which was for services rendered by Steven Preiss, our research coordinator. In 2006 our research and development expense totaled $0. If we are able to raise the necessary capital, we expect to substantially increase our expense for research and development in 2008 and 2009.

Employees

           Other than our president, Marshall Sterman, who devotes such time as necessary to our operations, we do not have any employees. We utilize independent contractors, including Mr. Preiss, and consultants from time to time to assist us with our compliance requirements.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that we currently deem immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Before making any investment decision, you should also review and consider the other information set forth in this Annual Report on Form 10-KSB and the exhibits thereto.

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

           Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including the following:

            ·  Lack of efficacy during the clinical trials;
            ·  Unforeseen safety issues;
            ·  Slower-than-expected patient recruitment; and
            ·  Government or regulatory delays.

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

Item 2 - Description of Property

           Our offices are located at 510 Main Street, North Andover, Massachusetts.  The offices are adequate for our current operations,

Item 3 - Legal Proceedings

           We are not party to any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2007.

 PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Capital Structure

           We are authorized by our Certificate of Incorporation to issue an aggregate of 210,000,000 shares of capital stock, comprised of 200,000,000 shares of common stock, par value $0.0001 per share (the "Common Stock") and 10,000,000 shares of preferred stock, par value $0.0001 per share (the "Preferred Stock"). As of April 1, 2008, there were 50,254,176 shares of Common Stock issued and outstanding.  None of our Preferred Stock has been issued.

Listing on the OTC Bulletin Board

           Our common stock has been approved for listing on the OTC Bulletin Board under the symbol "AQUM." As of April 1, 2008, there had been no reported trades of our common stock.

Shareholders

            On April 1, 2008, we had approximately 120 common stockholders of record.

            The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

            We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

Changes in Securities and Use of Proceeds

            Stock Issuances

            During the fourth quarter ended December 31, 2007, we issued 250,000 shares of common stock. The shares were issued on November 30, 2007 to Partners in Biomaterials, Inc. in connection with the product supply and license agreement. The stock issuance was made in reliance on Section 4(2) of the Securities Act of 1933, and was made without general solicitation or advertising. The shares, which are restricted as to transferability were valued at $2,500, or $0.01, which was representative of the fair value at the date of issuance.

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

           The financial statements included in this annual report are those of Aquamer Medical Corp. for all historical periods.

Years ended December 31, 2007 and December 31, 2006 and since inception

           Sales - We did not have any sales during the years ended December 31, 2007 and 2006. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the year ended December 31, 2007 were $315,358 compared to $43,086 in the year ended December 31, 2006. Expenses in 2007 included general and administrative expenses, approximately $125,000; research and development, $45,000; and the impairment of the product commitment asset, $145,000.

            The major components of general and administrative expenses were professional and consulting fees, approximately $71,000, of which $39,000 was accrued, but unpaid, at year-end; and officer's salary, $45,000, all of which was accrued, but unpaid, at year end. Research and development expenses of approximately $35,000 were offset by monies owed to us, and the approximate balance of $10,000, was accrued by us, but unpaid. The impairment expense resulted from our write-off, as of year end, of product under a supply agreement.

            Expenses in 2006 consisted of patent license fee, $10,000; consulting expense $27,000; professional fees of approximately $7,000; depreciation, $569; which were offset by accrued interest income of $1,160 on our advance to a related party.

           Costs and expenses since inception, as a development stage enterprise, were $877,632. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the year ended December 31, 2007 was $315,358. Net loss before taxes, for the year ended December 31, 2006 was $43,086.

           Since inception, our losses, through December 31, 2007, have totaled $842,941.

           We have not reduced our net loss, for the fiscal year ended December 31, 2007, or for the fiscal year ended December 31, 2006, by any tax benefit, consequently, for both years, our net loss was the same before and after taxes.

           Net loss per share for the year ended December 31, 2007, was $nil (less than $0.005) per share. Net loss per share for the year ended December 31, 2006, was also $nil.  Per share net losses for 2007, and 2006, were based on 28,525,910 and 28,504,148 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of December 31, 2007, our cash balance was $1,733.

           As of December 31, 2007, our liabilities, all of which are current liabilities or due in less than one year, totaled $181,035. The liabilities consist of accounts payable for professional services of approximately $70,000; accrued expenses for officer's salary and professional and consulting services, approximately $93,000 and a secured convertible note, including accrued interest; approximately $16,000.

            In March 2008, we converted $84,000 of the accrued expenses payable into common stock. We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although, we believe that becoming an independent public company and having our common stock approved for trading on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to continue clinical trials may hold a significant risk to our shareholders.

           During 2008 and 2009, we plan to initiate clinical trials for the Hydropatella Implant, expand enrollment in our clinical trial for dermatology, file for an Investigational Device Exemption, initiate a small clinical trial for stress urinary incontinence, and file for an Investigational Device Exemption for gastroesophageal reflux disease.  The cost to carry out these activities will be approximately $1,500,000 during the two-year period.  Depending on when the activities commence in 2008, the approximate cost for the fiscal year ending December 31, 2008 will be $400,000. We plan to raise the necessary funds through investment banks and/or private investors. There can be no assurance, however, that we will be successful in raising the necessary capital.

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-KSB, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $843,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           In the year ended December 31, 2007, we did not make any capital expenditures and we do not expect to make significant capital expenditures in 2008.

Item 7 - Financial Statements

AQUAMER MEDICAL CORP.
f/k/a Aquamer, Inc.
  (a development stage company)

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheet as of December 31, 2007	F-3

Statements of Operations for the years ended December 31, 2007 and	F-4
December 31, 2006 and for the period from inception (February 4, 2000)
through December 31, 2007

Statements of Stockholders' Deficiency from inception (February 4, 2000)	F-5
through December 31, 2007

Statements of Cash Flows for the years ended December 31, 2007 and	F-6
December 31, 2006 and for the period from inception (February 4, 2000)
through December 31, 2007

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aquamer Medical Corp.

           I have audited the accompanying balance sheet of Aquamer Medical Corp., a development stage company, (the "Company") as of December 31, 2007 and the related statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2007 and 2006 and for the cumulative development stage period of February 4, 2000 through December 31, 2007. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

           I conducted my audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

           In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquamer Medical Corp. as of December 31, 2007 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years ended December 31, 2007 and 2006 and for the cumulative development stage period of February 4, 2000 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has experienced net operating losses since inception totaling approximately $843,000. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando, Florida
April, 12, 2008

AQUAMER MEDICAL CORP. f/k/a Aquamer, Inc. (a development stage company) Balance Sheet
December 31, 2007
Assets
Current assets:
Cash	$1,773

Total current assets	1,773

Property and equipment, net of accumulated depreciation, $6,900	0

$1,773

Liabilities and Stockholder's Deficiency
Current liabilities:
Trade accounts payable	$70,133
Accrued expenses payable	95,902
Secured convertible note payable	15,000

Total current liabilities	181,035

Stockholder's deficiency
Preferred stock,
10,000,000 shares authorized, none issued	0
Common stock, $.0001 par value
200,000,000 shares, authorized 28,754,176 shares, issued and outstanding	2,875
Additional paid-in capital	660,804
Deficit accumulated during the development stage	(842,941)

Total stockholder's deficiency	(179,262)

$1,773

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
f/k/a Aquamer, Inc.
  (a development stage company)

Statements of Operations

		Year ended December 31, 2007		Year ended December 31, 2006	Period from February 4, 2000 (inception) through December 31, 2007

Revenue		$0		$0	$0

Costs and expenses:
General and administrative		125,412		43,678	483,813
Research and development		45,000		0	251,121
Depreciation		0		568	6,900
Interest, net of interest income		(54)		(1,160)	(9,202)
Impairment of purchase commitment		145,000		0	145,000

Total costs and expenses		315,358		43,086	877,632

Loss before other income and income taxes		(315,358)		(43,086)	(877,632)

Forgiveness of related party debt		0		0	34,691

Loss before income taxes		(315,358)		(43,086)	(842,941)
Income taxes		0		0	0

Deficit accumulated during development stage		$(315,358)		$(43,086)	$(842,941)

Basic and diluted loss per share	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		28,525,910		28,504,148

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
f/k/a Aquamer, Inc.
(a development stage company)

Statement of Stockholders' Deficiency
	Preferred A		Preferred B		Common			Deficit Accumulated During Development Stage

	Shares	Par Value	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital

Balance at February 4, 2000 (inception)	0	$0	0	$0	0	$0	$0	$0

Series A Preferred issued for cash, Feb 2000 @ $.01 per share	9,000,000	900					99,100
Contributed capital							50
Series B Preferred issued for services, Jun 2000 @ fair value - $.25 per share			108,800	11			27,189
Series B Preferred issued for cash, Sep 2000 @ $.25 per share			700,000	70			174,930
Net Loss								(154,940)

Balance at December 31, 2000	9,000,000	900	808,800	81	0	0	301,269	(154,940)

Net Loss								(39,806)

Balance at December 31, 2001	9,000,000	900	808,800	81	0	0	301,269	(194,746)

Net Loss								(111,482)

Balance at December 31, 2002	9,000,000	900	808,800	81	0	0	301,269	(306,228)

Conversion to common stock	(9,000,000)	(900)	(808,800)	(81)	9,808,800	981	0
Issued in settlement of related party amounts, Jan 2003 for actual costs @ $.03 per share					99,500	10	3,125
Shares issued in connection with stock split, Sep 2003					13,677,348	1,368	(1,368)
Net Loss								(3,921)

Balance at December 31, 2003	0	0	0	0	23,585,648	2,359	303,026	(310,149)

Shares issued for cash, Sep/Oct 2004 @ $.0375 per share					920,000	92	34,408
Shares issued in connection with stock split, Oct 2004					318,500	31	(32)
Shares issued for consulting services, Oct 2004 for fair value @ $.0375 per share					3,680,000	368	137,632
Net Loss								(143,417)

Balance at December 31, 2004	0	0	0	0	28,504,148	2,850	475,034	(453,566)

Net Loss								(30,931)

Balance at December 31, 2005	0	0	0	0	28,504,148	2,850	475,034	(484,497)

Net Loss								(43,086)

Balance at December 31, 2006	0	0	0	0	28,504,148	2,850	475,034	(527,583)

Fractional shares issued in spin-off, March 2007					28
Shares issued for licensing fee,
Nov 2007 for fair value @$0.01 per share					250,000	25	2,475
Contribution of capital by former parent							183,295
Net Loss								(315,358)

Balance at December 31, 2007	0	0	0	0	28,754,176	$2,875	$660,804	$(842,941)

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
f/k/a Aquamer, Inc.
(a development stage company)

Statements of Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from February 4, 2000 (inception) through December 31, 2007

Cash flows from operating activities:
Deficit accumulated during development stage	$(315,358)	$(43,086)	$(842,941)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	0	568	6,900
Expenses paid by issuance of common stock	2,500	0	228,002
Change in operating assets and liabilities:
Increase (decrease) in prepaid expenses and other assets	34,753	(1,160)	(106,001)
Increase (decrease) in accounts payable and accrued expenses	119,055	(24,194)	208,868
Decrease in prepayments under supply agreement	140,000	0	140,000

Net cash used in operating activities	(19,050)	(67,872)	(365,172)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)

Net cash used in investing activities	0	0	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	34,550
Proceeds from issuance of preferred stock	0	0	175,000
Proceeds from issuance of secured convertible note	15,000		15,000
Repayment of Loans to related parties	0	0	(73,500)
Loans from Bellacasa Productions, Inc (parent company)	5,823	67,872	213,295
Repayment of related party loans	0	0	39,500
Loans to Bellacasa Productions, Inc.	0	0	(30,000)

Net cash generated by financing activities	20,823	67,872	373,845

Change in cash	1,773	0	1,773

Cash at beginning of period	0	0	0

Cash at end of period	$1,773	$0	$1,773

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
f/k/a Aquamer, Inc.
(a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2007

Note 1 - Organization

              Aquamer Medical Corp. ("Aquamer" or the "Company") was formed as a Delaware corporation on February 4, 2000, for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology.

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

              On March 5, 2007, the Company's parent, Bellacasa Productions, Inc., distributed all of the outstanding common stock of Aquamer to the shareholders of Bellacasa on a pro-rata basis, whereby Bellacasa shareholders received .7219996 shares of Aquamer common stock for each share of Bellacasa common stock held as of the record date, February 2, 2007. Bellacasa transferred all of its assets to Aquamer and contributed capital to Aquamer equivalent to the total of all sums owed by Aquamer to Bellacasa, which as of March 5, 2007 was approximately $183,000.

Note 2 - Summary of Significant Accounting Policies

              Basis of Presentation: The financial statements have been presented in a "development stage" format. Since inception, the activities of Aquamer have consisted primarily of organizational and equity fund raising activities. The Company has not commenced principal revenue producing activities.

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

              Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $0 and $0 for fiscal years 2007 and 2006, respectively.

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

              Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

              The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. There are currently no outstanding options subject to future vesting, therefore, no charge is required for the years ended December 31, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

              Earnings per Common Share:

              Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the Company's secured convertible note payable. The Company had no outstanding stock options at December 31, 2007 and December 31, 2006. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would have been anti-dilutive for the periods presented.

              On August 22, 2007, the Company issued a $15,000 one-year convertible note, which may be converted into 375,000 shares of common stock. If the Company had generated earnings during the year ended December 31, 2007, 133,490 average equivalent shares that would have been issuable upon conversion of the Company's convertible note payable would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. In fiscal year ended December 31, 2006, no equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

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

              In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that adoption of SFAS 154 will have a material impact on its financial statements.

              In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

              In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments."  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. Dl, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement:

              a)        Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

              b)        Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

              c)        Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

              d)        Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

              e)        Amends Statement 140 to eliminate the probation on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

              The fair value election provided for in paragraph 4(e) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2005. The adoption of this statement is not expected to have a material impact on the company's financial statements.

              In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

              In September 2006, the United States Securities and Exchange Commission ("SEC"), adopted SAB No. 108,"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

              In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

              In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," This Statement replaces SFAS No. 141, "Business Combinations." This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

              The Company has approximately $420,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2027. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. A summary of the deferred tax asset as of December 31, 2007, and December 31, 2006, is as follows:

	2007	2006

The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$ 0	$ 0
State	0	0

Total currently payable	0	0

Deferred:
Federal	101,000	14,000
State	24,000	2,000

Total deferred	125,000	16,000
Less: increase in allowance	(125,000)	(16,000)

Net deferred	0	0

Total income tax provision (benefit)	$ 0	$ 0

	2007	2006

Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$158,000	100,000
Deferred tax asset arising from accrued expenses	67,000	0

Less: Valuation allowance	(225,000)	(100,000)

Net Deferred Income Taxes	$ 0	$ 0

Note 4 - Impairment of Purchase Commitment

             Pursuant to a product supply agreement entered into by Aquamer with Partners in Biomaterials (“PIB”) in October 1999, the Company, in July 2005, prepaid $90,000 for the purchase of hydrogel product, based on poly-N-vinylpyrrolidone, as specified in certain U.S. patents. In December 2005, the Company also paid $20,000 and recorded $30,000 as an account payable, which was paid in January 2006, for additional prepayment under the product supply agreement, which mandated minimum purchases of $50,000 per year.  The $110,000 cash payments and $30,000 additional billing satisfied the Company's purchase obligations for 2003, 2004 and 2005. No date had been set for the manufacturing of the product or delivery of the product to the Company. In January 2007, the Company paid $5,000 and entered into an amendment to its agreement that extended the time to pay the $45,000 balance of the 2006 minimum purchase obligation.

             During the first quarter of 2008, PIB expressed to the Company that it would not deliver the product under the terms of the agreement and that it considered the purchase commitment agreement and patent license agreement to no longer be in effect. The Company has been in discussions with PIB to modify the terms of the agreements. There is no assurance that the Company will be able to renegotiate new terms of the agreement or to reinstate the current agreements. The Company has also been in discussions with alternate providers of product with similar chemical characteristics.

            As a consequence of the notification by PIB, the Company has determined that as of December 31, 2007, the carrying value of the asset, Prepayments under product supply agreement, has been impaired and the value of the asset was reduced to $0, with a concurrent charge to Impairment Expense in the amount of $145,000.

Note 5 - Related Party Transactions

            Marshall Sterman - President and Chairman

            Beginning on April 1, 2007, the Company accrued, as compensation expense, $15,000 per quarter for Mr. Sterman's services as president and chairman. As of December 31, 2007, a balance of $45,000 had been accrued but unpaid. As of December 31, 2006, the balance owed Mr. Sterman was $0.

            Steven Preiss - Research Coordinator and Director

            Beginning on April 2007, the Company accrued, as research and development expense, $15,000 per quarter for Mr. Preiss serving as the Company's research coordinator. Of the $45,000, which was accrued, $35,423 was applied as payment of a loan from the Company of $29,000 and accrued interest on that loan of $6,523. The balance of $9,477 remained accrued but unpaid as of December 31, 2007. As of December 31, 2006, Mr. Preiss was indebted to the Company in the amount of $34,753. During the year ended December 31, 2007, the Company applied $35,423 of accrued compensation to pay the principal amount plus $6,523 of accrued interest. Interest for the years ended December 31, 2007 and 2006 was $670 and $1,160, respectively. As of December 31, 2007 and 2006, the balance of principal and interest due the Company on this advance to related party was $0 and $34,753, respectively.

Note 6 - Due to/from Former Parent Company

             In September 2004, the Company made a $30,000 non-interest bearing loan to Bellacasa.  Since acquiring Aquamer in January 2005, Bellacasa, which had become the Company's parent and sole shareholder, made advances for the benefit of the Company in the amount of approximately $213,000 resulting in a net balance of approximately $183,000 due Bellacasa by the Company as of March 5, 2007. On March 5, 2007, the Company's then parent, Bellacasa Productions, Inc., distributed all of the outstanding common stock of Aquamer to the shareholders of Bellacasa on a pro-rata basis. Bellacasa transferred all of its assets to Aquamer and contributed capital to Aquamer equivalent to the total of all sums owed by Aquamer to Bellacasa.

Note 7 - Property and Equipment

             Property and equipment consists of the following:

	December 31, 2006	December 31, 2006

Equipment	$6,900	$6,900
Less: accumulated depreciation	(6,900)	.6,900)

	$0	$0

Note 8 - Secured Convertible Note Payable

            On August 22, 2007, the Company issued a one-year, 12% secured convertible note in the principal amount of $15,000. The note is secured by all of the Company's assets and is convertible, prior to maturity, at the option of the holder, into 375,000 shares of the Company's common stock. The issuance of the note was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The convertible note and the common shares into which the note may be converted are restricted as to transferability.

Note 9 - Stockholders' Deficiency

             Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of December 31, 2007, there were 28,754,176 shares of common stock issued and outstanding, which was an increase of 250,028 shares from 28,504,148 outstanding at December 31, 2006. As of December 30, 2007 and December 31, 2006 there were no preferred shares issued.

            Common Stock Issuances

            During the year ended December 31, 2007, the Company issued a total of 250,028 shares of common stock. Of these shares, 28 shares were issued on March 5, 2007, from the rounding up of the fractional shares issued in connection with the distribution of shares by Bellacasa; and 250,000 shares were issued on November 30, 2007, in connection with the product supply and license agreement. The issuance of the 250,000 shares was made in reliance on Section 4(2) of the Securities Act of 1933, and was made without general solicitation or advertising. The shares, which are restricted as to transferability were valued at $2,500, or $0.01, which was representative of the fair value at the date of issuance..

Note 10 - Commitments

             The Company is a party to the following agreements with PIB. As described above in Note 4 – Impairment of Purchase Commitment, PIB has notified the Company that it longer considers the agreement to be in effect. The Company is negotiating with PIB to reinstate or modify the agreements. There can be no assurance that the Company will be successful in these efforts.

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

Note 11 - Going Concern

             The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $843,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

             Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market its products. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Note 12 - Subsequent Events

            On March 24, 2008, the Company acquired all rights to a pending U.S. Patent for the Hydropatella Implant in exchange for 10,000,000 shares of common stock.   Also on March 24, 2008, the Company issued 11,500,000 shares of common stock, of which 6,000,000 shares were issued to the Company's president for $60,000 of accrued compensation; and 5,500,000 shares were issued for $55,000 of consulting services, of which $35,000 had been accrued.

PART II (Continued)

 Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None

 Item 8A - Controls and Procedures

             (a) Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to him.

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

             Based upon an evaluation conducted for the period ended December 31, 2007, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2007 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

 Item 8B - Other Information

             None

 PART III

 Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            Our directors and executive officers are:

Name	Age	Position

Marshall Sterman	76	President, Chief Executive Officer, Chief Financial Officer and Director
Steven Preiss	52	Director

             The following is a brief description of the backgrounds of our director and executive officers.

             Marshall Sterman, age 76, has served as the President and a member of the Board of Directors of our Company since August 25, 2006, at which time it was a wholly owned subsidiary of Bellacasa. Mr. Sterman has continued as President and Director of Aquamer since it became an independent public company by virtue of the spin-off by Bellacasa to its shareholders on March 5, 2007.  Since 1986, Mr. Sterman has been the President of The Mayflower Group, LTD., a merchant banking firm.  Mr. Sterman also is a member of the Board of Directors of Andover Medical, Inc., and serves as Chairman of WiFiMed Holdings Company, Inc. (formerly Bellacasa) and Chairman of Medical Solutions Management, Inc.  Mr. Sterman was granted a B.A. from Brandeis University and MBA from Harvard University.

             Steven Preiss, age 52, was an officer and director of Aquamer since its formation in 2000. He remained an officer and director when it was acquired by Bellacasa in January 2005. On September 20, 2005, he resigned his executive positions and continued to serve as a Director. After Aquamer became an independent public company by virtue of the spin-off by Bellacasa to its shareholders on March 5, 2007, he continued as an Aquamer director and the Company's research coordinator. Mr. Preiss, with more than 20 years experience in the field of regulatory/clinical affairs in both the pharmaceutical and medical device industries, has been Vice President of Corporate Regulatory and Business Operations for Synteract, Inc., a clinical research organization, from 2001 to the present. He had previously been Vice President of Clinical and Regulatory Affairs for UroSurge, Inc., a medical device company, from 1997 to 2001. From 1995 to 1997, Mr. Preiss was President and Chief Executive Officer of CPROS, a device and pharmaceutical regulatory and clinical affairs consulting firm.  He has held senior positions at Bio-Pharm Clinical Services, a clinical research organization, and was Vice President of Clinical Programs and Data Management, at Ioptex Research, Inc., a medical device company and subsidiary of Smith & Nephew, Inc. He also held positions at the biotechnology company Vestar Inc. and Sterling Drug, Inc. Mr. Preiss holds a B.S. in chemistry from St. Lawrence University and has completed graduate work in computer science at Union College.

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

            We believe that all required filings had been made for the year ended December 31, 2007.

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

 Item 10 - Executive Compensation

Summary Compensation Table

            The following table provides summary information for the fiscal years 2005, 2006 and 2007 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Marshall Sterman, our president and chairman and Steven Preiss, our Research Coordinator and member of our board of directors.

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Marshall Sterman, President and Chairman	2005	0		0	0	0	0	0
	2006	0		0	0	0	0	0
	2007	$ 45,000	(1)	0	0	0	0	0

Steven Preiss	2005	0		0	0	0	0	0
Research Coordinator	2006	0		0	0	0	0	0
and Director	2007	45,000	(2)	0	0	0	0	0

            (1) All salary was accrued but unpaid.

            (2) Of this amount, $35,423 was applied to payment of a loan from the Company of $29,000 and accrued interest of $6,524. The balance of $9,476 was accrued but unpaid.

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

 Item 11 - Security Ownership of Certain Beneficial Owners and Management

            As of April 1, 2008, there were 50,254,176 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            The following table describes certain information regarding certain individuals who beneficially owned our common stock on April 1, 2008. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

            The individuals included in the following table are people who we know beneficially own or exercise voting control over 5% or more of our common stock; each of our officers and directors; and all executive officers and directors as a group.

Name and address	Common Shares Owned		% Common Shares Owned

Marshall Sterman	5,096,852	(1)	10.1%
c/o Aquamer Medical Corp. 510 Turnpike St. North Andover, MA 01845
Officer and Director

Steven Preiss	4,476,376		8.9%
c/o Aquamer Medical Corp.
510 Turnpike Street
North Andover, MA 01845
Director

FPM QTIP Trust	5,000,000		9.9%
Peter Johnson, Trustee
Nixon Peabody LLP
100 Summer Street
Boston, MA 02110

Maria DeVito	4,476,375		8.9%
116 Bridges Lane
North Andover, MA 01845

Patricia Jenkins	4,519,765	(2)	9.0%
30 Coachman's Lane
North Andover, MA 01845

Harry Pack	3,969,298		7.9%
2789 NE 5th St.
Pompano Beach, FL33062

Frank LaLoggia	3,400,609		6.8%
Via Collina 40
Monte Firdolfi S. Casciano
Florence, 50026, Italy

All Officers and Directors	9,573,228		19.0%
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

 Item 12 - Certain Relationships and Related Transactions

            Marshall Sterman - President and Chairman

            Beginning on April 1, 2007, the Company accrued, as compensation expense, $15,000 per quarter for Mr. Sterman's services as president and chairman. As of December 31, 2007, a balance of $45,000 had been accrued but unpaid. As of December 31, 2006, the balance owed Mr. Sterman was $0.

            Steven Preiss - Research Coordinator and Director

            Beginning on April 2007, the Company accrued, as research and development expense, $15,000 per quarter for Mr. Preiss serving as the Company's research coordinator. Of the $45,000, which was accrued, $35,423 was applied as payment of a loan from the Company of $29,000 and accrued interest on that loan of $6,523. The balance of $9,477 remained accrued but unpaid as of December 31, 2007. As of December 31, 2006, Mr. Preiss was indebted to the Company in the amount of $34,753. During the year ended December 31, 2007, the Company applied $35,423 of accrued compensation to pay the principal amount plus $6,523 of accrued interest. Interest for the years ended December 31, 2007 and 2006 was $670 and $1,160, respectively. As of December 31, 2007 and 2006, the balance of principal and interest due the Company on this advance to related party was $0 and $34,753, respectively.

Item 13 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description

2.1	*(1)	Certificate of Incorporation
2.2	*(1)	By-laws
10.1	*(2)	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.2	*(2)	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.3	*(4)	Patent Purchase Agreement between Phillips Capital and Aquamer Medical Corp dated as of March 24, 2008,
12.1	*(3)	Joint Disclosure Statement in the definitive proxy statement on Schedule 14C filed by Bellacasa Productions, Inc. on February 1, 2007
14.1	*(2)	Code of Business Conduct filed by Bellacasa Productions, Inc.
31.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

            * Filed herewith

            *(1) Previously filed on November 20, 2006, as an exhibit to Form 10-SB of Aquamer.
            *(2) Previously filed on March 31, 2006, as an exhibit to Form 10-KSB of Bellacasa.
            *(3) Previously filed on February 5, 2007, as an exhibit to Form 10-SB/A of Aquamer.
            *(4) Previously filed on March 25, 2008, as an exhibit to Report on Form 8-K of Aquamer.

(b) Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended December 31, 2007.

 Item 14 - Principal Accountant Fees and Services

             In 2006 and 2007, Michael F. Cronin, CPA was paid $3,000 for audit services. Mr. Cronin did not provide audit related services, tax services or any other services in 2006 and 2007.

 SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer Medical Corp.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Officer

Date:	April 13, 2008

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marshall Sterman

Marshall Sterman Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 13, 2008

By:	/s/ Steven Preiss

Steven Preiss Director

Date:	April 13, 2008