Form 10-Q
period 2008-03-31
AQUAMER MEDICAL CORP.
filed 2008-05-15
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or
[  ]      Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52327

(Commission file number)

AQUAMER MEDICAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3516924

(State of incorporation)	(IRS Employer Identification Number)

510 Turnpike Street North Andover, MA 01845

(Address of principal executive offices)

(978) 557-1001

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ]
Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 10, 2008, there were 50,254,176 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Aquamer Medical Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

AQUAMER MEDICAL CORP. FORM 10-Q TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4T	Controls and Procedures

PART II	OTHER INFORMATION

Item 6	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUAMER MEDICAL CORP. (a development stage company) Balance Sheet
	March 31, 2008 (unaudited)	December 31, 2007

Assets
Current assets:
Cash	$1,643	$1,773

Total current assets	1,643	1,773

Property and equipment, net of accumulated depreciation, $6,900	0	0
Patents	100,000	0

	$101,643	$1,773

Liabilities and Stockholders' Deficiency
Current liabilities:
Trade accounts payable	$70,583	$70,133
Accrued expenses payable	46,952	95,902
Secured convertible note payable	15,000	15,000

Total current liabilities	132,535	181,035

Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	0	0
Common stock, $.0001 par value
200,000,000 shares authorized 50,254,176 shares, issued and outstanding (28,754,176 in 2007)	5,025	2,875

Additional paid-in capital	873,654	660,804
Deficit accumulated during the development stage	(909,571)	(842,941)

Total stockholders' deficiency	(30,892)	(179,262)

	$101,643	$1,773

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
  (a development stage company)

 Statements of Operations

		Three Months Ended March 31, 2008 (unaudited)		Three Months Ended March 31, 2007 (unaudited)	Period from February 4, 2000 (inception) through March 31, 2008 (unaudited)

Revenue		$0		$0	$0

Costs and expenses:
General and administrative		51,180		14,432	534,993
Research and development		15,000		0	266,121
Depreciation		0		0	6,900
Interest, net of interest income		450		(290)	(8,752)
Impairment of purchase commitment		0		0	145,000

Total costs and expenses		66,630		14,142	944,262

Loss before other income and income taxes		(66,630)		(14,142)	(944,262)
Forgiveness of related party debt		0		0	34,691

Loss before income taxes		(66,630)		(14,142)	(909,571)
Income taxes		0		0	0

Deficit accumulated during development stage		$(66,630)		$(14,142)	$(909,571)

Basic and diluted loss per share	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		30,644,286		28,504,148

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statements of Cash Flows

	Three Months Ended March 31, 2008 (unaudited)	Three Months Ended March 31, 2007 (unaudited)	Period from February 4, 2000 (inception) through March 31, 2008

Cash flows from operating activities:
Deficit accumulated during development stage	$(66,630)	$(14,142)	$(909,571)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	0	0	6,900
Expenses paid by issuance of common stock	50,000	0	278,002
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	0	(5,290)	(106,001)
Increase in accounts payable and accrued expenses	16,500	14,252	225,368
Decrease in prepayments under supply agreement	0	0	140,000

Net cash used in operating activities	(130)	(5,180)	(365,302)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)

Net cash used in investing activities	0	0	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	34,550
Proceeds from issuance of preferred stock	0	0	175,000
Proceeds from issuance of secured convertible note	0	0	15,000
Repayment of Loans to related parties	0	0	(73,500)
Loans from Bellacasa Productions, Inc (parent company)	0	5,180	213,295
Repayment of related party loans	0	0	39,500
Loans to Bellacasa Productions, Inc.	0	0	(30,000)

Net cash generated by financing activities	0	5,180	373,845

Change in cash	(130)	0	1,643

Cash at beginning of period	1,773	0	0

Cash at end of period	$1,643	$0	$1,643

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

  Notes to Financial Statements
 March 31, 2008
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

            In March  2008, the Company acquired all patent rights for the Hydropatella Implant, which pertains to a patella (kneecap) made of a hydrogel, which can be implanted in a surgical procedure to replace the damaged natural patella of a subject or as part of a component system for a total knee replacement

Note 2 - Basis of Presentation

            The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The interim financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in the Company's December 31, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

            In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature.

Note 3 - Patents

            In March 2008, the Company acquired all rights, title and interest in the pending U.S. Patent for the Hydropatella Implant. The invention, which is the subject of the Patent, relates to an improved patella (kneecap) with improved biocompatible properties such as high surface lubricity, reduced component-to-component wear, and drug delivery capabilities. The patent rights were acquired for 10 million shares of the Company's common stock that were valued at $0.01 per share, or a total of $100,000.

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

             During the quarter ended March 31, 2008, PIB expressed to the Company that it would not deliver the product under the terms of the agreement and that it considered the purchase commitment agreement and patent license agreement to no longer be in effect. The Company has been in discussions with PIB to modify the terms of the agreements. There is no assurance that the Company will be able to renegotiate new terms of the agreement or to reinstate the current agreements. The Company has also been in discussions with alternate providers of product with similar chemical characteristics.

            As a consequence of the notification by PIB, the Company determined that as of December 31, 2007, the carrying value of the asset, Prepayments under product supply agreement, had been impaired and the value of the asset was reduced to $0, with a concurrent charge to Impairment Expense in the amount of $145,000.

Note 5 - Related Party Transactions

            Marshall Sterman - President and Chairman

            Beginning on April 1, 2007, the Company accrued, as compensation expense, $5,000 per month for Mr. Sterman's services as president and chairman. In March 2008, the Company issued 6,000,000 shares of common stock in payment of accrued salaries payable to Mr. Sterman. The shares, which are restricted as to transferability, were valued at $0.01 per share, which was representative of the fair value at the date of issuance. As of March 31, 2008 and December 31, 2007, the amounts owed to Mr, Sterman were $0 and $45,000, respectively

            Steven Preiss - Research Coordinator and Director

            Beginning on April 2007, the Company accrued, as research and development expense, $5,000 per month for Mr. Preiss serving as the Company's research coordinator. In 2007, $35,423 was applied as payment of a loan from the Company of $29,000 and accrued interest on that loan of $6,523. The balance of $9,477 remained accrued but unpaid as of December 31, 2007. As of March 31, 2008, a balance of accrued expense payable to Mr. Preiss was $24,477.

Note 6 - Secured Convertible Note Payable

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

Note 7 - Stockholders' Deficiency

Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of March 31, 2008 and December 31, 2007, there were 50,254,176 and 28,754,176  shares of common stock issued and outstanding, respectively.  As of March 31, 2008 and December 31, 2007, no preferred shares had been issued.

Common Stock Issuances

            Issued for Patent

            On March 24, 2008, the Company issued 10,000,000 shares of its common stock as payment for all rights, title and interest in the pending U.S. Patent for the Hydropatella Implant described above in Note 3 - Patents. The shares, which are restricted as to transferability, were valued at $0.01 per share, or a total of $100,000, which was representative of the market value at the date of issuance. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration.

            Issued for Services

            On March 24, 2008, the Company issued 11,500,000 shares of its common stock as payment for services, of which 6,000,000 shares were issued to the Company's president for $60,000 of accrued compensation; and 5,500,000 shares were issued for $55,000 of consulting services, of which $35,000 had been accrued. The shares, which are restricted as to transferability, were valued at $0.01 per share, or a total of $115,000, which was representative of the market value at the date of issuance. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration.

Note 8 - Commitments

             The Company is a party to the following agreements with PIB. As described above in Note 4 - Impairment of Purchase Commitment, PIB has notified the Company that it no longer considers the agreement to be in effect. The Company is negotiating with PIB to reinstate or modify the agreements. There can be no assurance that the Company will be successful in these efforts.

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

Note 9 - Going Concern

             The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $910,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

             Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market its products. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Market Opportunity

Orthopedic Surgery

           According to The Journal of Bone & Joint Surgery, Volume 89-A, Number 12, December 2007:

.           The upward trends in the utilization of total hip and knee replacement between 1969 and 2003 detail the national need for these procedures.

.           The age and gender-adjusted incidence per 100,000 person-years significantly increased from 1971 to 2003, representing a greater than 400% increase in the incidence of total knee replacement (as compared with a 55% increase in total hip replacement during the same period).

.           The incidence increased with the patient's age for total knee replacement, except in patients more than eighty years old.

.           The largest percentage increase was in patients less than fifty years old.

.           There was a significant increase in the proportion of total knee replacements performed for the treatment of osteoarthritis, from 51% during 1971-1975 to 92% in 2000- 2003.

.           It is projected that the number of primary total knee replacements will increase from 450,400 to 3.48 million by 2030, compared with a growth in the number of primary total hip replacements from 208,600 to 572,100 during the same interval.

.           The volume of revision total knee replacements is projected to grow from 38,300 in 2005 to 268,200 in 2030 (a 600% increase).

.           The continued and rapid growth of utilization of total knee replacement reflects a trend that will require additional resources in the future.

.           This dramatically increased demand for replacement procedures will require additional discussions regarding the distribution of economic resources; the allocation of surgeons, facilities and resources; and improved operative efficiency.

.           Additionally, given the growth in the number of procedures in the younger, more active patients, implant longevity will require further enhancement.

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

Research and Development

            During the three months ended March 31, 2008, our research and development expenses totaled $15,000, all of which was for services rendered by Steven Preiss, our research coordinator. In the comparable 2007 quarter our research and development expense totaled $0. If we are able to raise the necessary capital, we expect to substantially increase our expense for research and development in 2008 and 2009.

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

           The financial statements included in this report are those of Aquamer Medical Corp. for all historical periods.

Three months ended March 31, 2008 and March 31, 2007 and since its inception

           Sales - We did not have any sales during the three-month periods ended March 31, 2008 and March 31, 2007. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the three months ended March 31, 2008 were $66,630 compared to $14,142 in the three months ended March 31, 2007.

            Expenses in the first quarter of 2008 consisted of accrued officer's compensation, $15,000, accrued compensation for research and development, $15,000; consulting expense, $35,000, of which $15,000 was accrued; interest expense, $450; and miscellaneous expenses, $1,180.

            Expenses in the first quarter of 2007 consisted of professional expenses, $14,252; and miscellaneous expenses, $180, which were offset by accrued interest income of $290 on our advance to a related party.

           Costs and expenses since inception, as a development stage enterprise, were $944,262. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the three months ended March 31, 2008 was $66,630.   Net loss before taxes, for the three months ended March 31, 2007 was $14,142.

           Since inception, our losses through March 31, 2008 have totaled $909,571.

           We have not reduced our net loss, for the three months ended March 31, 2008 or for the three months ended March 31, 2007, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the three months ended March 31, 2008 was $nil (less than $0.005) per share. Net loss per share for the three months ended March 31, 2007 was also $nil.  Per share net losses for the first quarters of 2008, and 2007 were based on 30,644,286 and 28,504,148 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of March 31, 2008, our cash balance was $1,643.

           As of March 31, 2008, our liabilities, all of which are current liabilities or due in less than one year, totaled approximately $132,000. The liabilities consist of accounts payable for professional services of approximately $71,000; accrued expenses for officer's salary and professional and consulting services, approximately $45,000 and a secured convertible note, including accrued interest; approximately $16,000.

            We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although, we believe that becoming an independent public company and having our common stock approved for trading on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to initiate and continue clinical trials may hold a significant risk to our shareholders.

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

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-Q, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $910,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           We did not make any capital expenditures in 2007 or during the first quarter of 2008 and we do not expect to make significant capital expenditures during the remainder of 2008.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

                Not applicable.

Item 4T - Controls and Procedures

            Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

             Based upon an evaluation conducted for the period ended March 31, 2008, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of March 31, 2008 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

             We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

Exhibit 31.1	-	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit 32.1	-	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer Medical Corp.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Office

Date: May 13, 2008