Form 10-Q
period 2008-06-30
AQUAMER MEDICAL CORP.
filed 2008-08-19
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2008

 or

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

As of August 10, 2008, there were 53,754,176 shares of the registrant's common stock outstanding.

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
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4T	Controls and Procedures

PART II	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 5	Other Information
Item 6	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUAMER MEDICAL CORP.
  (a development stage company)

 Balance Sheet

	June 30, 2008 (unaudited)	December 31, 2007

Assets
Current assets:
Cash	$113	$1,773

Total current assets	113	1,773

Property and equipment, net of accumulated depreciation, $6,900	0	0
Patents	100,000	0

	$100,113	$1,773

Liabilities and Stockholders' Deficiency
Current liabilities:
Trade accounts payable	$71,033	$70,133
Accrued expenses payable	93,002	95,902
Secured convertible note payable	15,000	15,000

Total current liabilities	179,035	181,035

Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	0	0
Common stock, $.0001 par value
200,000,000 shares authorized 50,254,176 shares, issued and outstanding (28,754,176 in 2007)	5,025	2,875
Additional paid-in capital	873,654	660,804
Deficit accumulated during development stage	(957,601)	(842,941)

Total stockholders' deficiency	(78,922)	(179,262)

	$100,113	$1,773

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

 Statements of Operations
 (unaudited)

		Three Months ended				Six Months ended			Period from February 4, 2000 (inception) through June 30, 2008

		June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007

Revenue		$0		$0		$0		$0	$0

Costs and expenses:
General and administrative		32,580		35,407		83,760		49,839	567,573
Research and development		15,000		15,000		30,000		15,000	281,121
Depreciation		0		0		0		0	6,900
Interest, net of interest income		450		(290)		900		(580)	(8,302)
Impairment of purchase commitment purchase		0		0		0		0	145,000

Total costs and expenses		48,030		50,117		114,660		64,259	992,292

Loss before other income and income taxes		(48,030)		(50,117)		(114,660)		(64,259)	(992,292)

Income from forgiveness of related party debt		0		0		0		0	34,691

Loss before income taxes		(48,030)		(50,117)		(114,660)		(64,259)	(957,601)
Income taxes		0		0		0		0	0

Deficit accumulated during development stage		$(48,030)		$(50,117)		$(114,660)		$(64,259)	$(957,601)

Basic and diluted loss per share	$	(NIL )	$	(NIL )	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		50,254,176		28,504,148		40,449,231		28,504,148

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statements of Cash Flows

	Six Months Ended June 30, 2008 (unaudited)	Six Months Ended June 30, 2007 (unaudited)	Period from February 4, 2000 (inception) through June 30, 2008

Cash flows from operating activities:
Deficit accumulated during development stage	$(114,660)	$(14,142)	$(957,601)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	0	0	6,900
Expenses paid by issuance of common stock	50,000	0	278,002
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	0	(5,290)	(106,001)
Increase in accounts payable and accrued expenses	63,000	14,252	271,868
Decrease in prepayments under supply agreement	0	0	140,000

Net cash used in operating activities	(1,660)	(5,180)	(366,832)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)

Net cash used in investing activities	0	0	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0	34,550
Proceeds from issuance of preferred stock	0	0	175,000
Proceeds from issuance of secured convertible note	0	0	15,000
Repayment of loans to related parties	0	0	(73,500)
Loans from Bellacasa Productions, Inc (parent company)	0	5,180	213,295
Repayment of related party loans	0	0	39,500
Loans to Bellacasa Productions, Inc.	0	0	(30,000)

Net cash generated by financing activities	0	5,180	373,845

Change in cash	(1,660)	0	113

Cash at beginning of period	1,773	0	0

Cash at end of period	$113	$0	$113

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

  Notes to Financial Statements
  June 30, 2008
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

            In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature.

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

            The Company's policy requires a review of the carrying value of long-lived assets, including patents, goodwill, and other intangible assets, on an annual basis, or when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Note 4 - Impairment of Purchase Commitment

             Pursuant to a product supply agreement entered into by Aquamer with Partners in Biomaterials ("PIB") in October 1999, the Company, in July 2005, prepaid $90,000 for the purchase of hydrogel product, based on poly-N-vinylpyrrolidone, as specified in certain U.S. patents. In December 2005, the Company also paid $20,000 and recorded $30,000 as an account payable, which was paid in January 2006, for additional prepayment under the product supply agreement, which mandated minimum purchases of $50,000 per year.  The $110,000 cash payments and $30,000 additional billing satisfied the Company's purchase obligations for 2003, 2004 and 2005. No date had been set for the manufacturing of the product or delivery of the product to the Company. In January 2007, the Company paid $5,000 and entered into an amendment to its agreement that extended the time to pay the $45,000 balance of the 2006 minimum purchase obligation.

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

Note 5 - Related Party Transactions

            Marshall Sterman - President and Chairman

            Beginning on April 1, 2007, the Company accrued, as compensation expense, $5,000 per month for Mr. Sterman's services as president and chairman. In March 2008, the Company issued 6,000,000 shares of common stock in payment of accrued salaries payable to Mr. Sterman. The shares, which are restricted as to transferability, were valued at $0.01 per share, which was representative of the fair value at the date of issuance. As of June 30, 2008 and December 31, 2007, the amounts owed to Mr, Sterman were $15,000 and $45,000, respectively

            Steven Preiss - Research Coordinator and Director

            Beginning on April 2007, the Company accrued, as research and development expense, $5,000 per month for Mr. Preiss serving as the Company's research coordinator. In 2007, $35,423 was applied as payment of a loan from the Company of $29,000 and accrued interest on that loan of $6,523. The balance of $9,477 remained accrued but unpaid as of December 31, 2007. As of June 30, 2008, a balance of accrued expense payable to Mr. Preiss was $39,477.

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

Note 7 - Stockholders' Deficiency

Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of June 30, 2008 and December 31, 2007, there were 50,254,176 and 28,754,176 shares of common stock issued and outstanding, respectively.  As of June 30, 2008 and December 31, 2007, no preferred shares had been issued.

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

Note 8 - Going Concern

             The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $958,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

             Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market its products. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Note 9 - Subsequent Events

                In July 2008, the Company entered into a one-year financial consulting agreement with an investment banking firm. The Company issued 2,000,000 shares of its restricted common stock as consideration for the agreement.

                In August 2008, the Company issued 1,500,000 shares of its common stock, in a private transaction, to an accredited investor for $15,000.

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

           In August 2006, Bellacasa determined that it was in its best interest to spin off its Aquamer subsidiary pursuant to a stock distribution. Effective March 5, 2007, Bellacasa completed the distribution of the stock of its then wholly owned subsidiary, Aquamer, Inc. to Bellacasa shareholders of record February 2, 2007.  The shares were distributed pro rata on the basis of .721996 shares of Aquamer stock for each share of Bellacasa stock owned on the record date. Fractional shares were rounded up to the next whole share.

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

Research and Development

            During the six months ended June 30, 2008, our research and development expenses totaled $30,000, all of which was for services rendered by Steven Preiss, our research coordinator. In the comparable 2007 six-month period, our research and development expense totaled $0. If we are able to raise the necessary capital, we expect to substantially increase our expense for research and development in 2008 and 2009.

Employees

           Other than our president, Marshall Sterman, who devotes such time as necessary to our operations, we presently do not have any employees. We utilize independent contractors, including Mr. Preiss, and consultants from time to time to assist us with our compliance requirements.

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

Three months ended June 30, 2008 and June 30, 2007

           Sales - We did not have any sales during the three-month periods ended June 30, 2008 and June 30, 2007.

           Costs and Expenses - Total expenses for the three months ended June 30, 2008 were $48,030, compared to $50,117 in the three months ended June 30, 2007.

            Expenses in the second quarter of 2008 consisted of accrued officer's compensation, $15,000; accrued compensation for research and development, $15,000; accrued consulting expense, $15,000; interest expense, $450; and miscellaneous expenses, $2,580.

            Expenses in the second quarter of 2007 consisted of research and development, $15,000; officer's salaries $15,000; professional expenses, $19,500; and miscellaneous expenses, $907; which were offset by accrued interest income of $290 on our advance to a related party.

           Net Loss - Net loss, before taxes, for the three months ended June 30, 2008 was $48,030. Net loss before taxes, for the three months ended June 30, 2007 was $50,117.

           We have not reduced our net loss, for the three months ended June 30, 2008 or for the three months ended June 30, 2007, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the three months ended June 30, 2008 was $nil (less than $0.005) per share. Net loss per share for the three months ended June 30, 2007 was also $nil.  Per share net losses for the second quarters of 2008 and 2007 were based on 50,254,176 and 28,504,148 weighted average common shares outstanding, respectively.

Six months ended June 30, 2008 and June 30, 2007 and since inception

           Sales - We did not have any sales during the six-month periods ended June 30, 2008 and June 30, 2007. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the six months ended June 30, 2008 were $114,660 compared to $64,259 in the six months ended June 30, 2007.

            Expenses in the first half of 2008 consisted of accrued officer's compensation, $30,000; accrued compensation for research and development, $30,000; consulting expense, $50,000, of which $15,000 was accrued; interest expense, $900; and miscellaneous expenses, $3,760.

            Expenses in the first half of 2007 consisted of research and development, $15,000; officer's salaries $15,000; professional expenses and consulting, $33,753; miscellaneous expenses, $1,086; which were offset by accrued interest income of $580 on our advance to a related party.

           Costs and expenses since inception, as a development stage enterprise, were $992,292. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the six months ended June 30, 2008 was $114,660.   Net loss before taxes, for the six months ended June 30, 2007 was $64,259.

           Since inception, our losses through June 30, 2008 have totaled $957,601.

           We have not reduced our net loss, for the six months ended June 30, 2008 or for the six months ended June 30, 2007, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the six months ended June 30, 2008 was $nil (less than $0.005) per share. Net loss per share for the six months ended June 30, 2007 was also $nil.  Per share net losses for the first half of 2008 and the first half of 2007 were based on 40,449,231 and 28,504,148 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of June 30, 2008, our cash balance was $113.

           As of June 30, 2008, our liabilities, all of which are current liabilities or due in less than one year, totaled approximately $179,000. The liabilities consist of accounts payable for professional services of approximately $70,000; accrued expenses for officer's salary and professional and consulting services, approximately $93,000 and a secured convertible note, including accrued interest; approximately $16,000.

            We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although, we believe that becoming an independent public company and having our common stock approved for trading on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer medical devices. Failure to raise enough capital to initiate and continue clinical trials may hold a significant risk to our shareholders.

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

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-Q, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $958,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           We did not make any capital expenditures in 2007 or during the first half of 2008 and we do not expect to make significant capital expenditures during the remainder of 2008.

Acquisitions

            We are reviewing various opportunities to acquire technology assets to add to our intellectual property portfolio. There is no assurance that we will be successful in completing an acquisition or that we will able to commercialize our acquisitions. In July 2008, we retained Meyers Associates LP, an investment banking firm, to assist us in pursuing acquisitions.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

                Not applicable.

Item 4T - Controls and Procedures

            Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

             Based upon an evaluation conducted for the period ended June 30, 2008, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of June 30, 2008 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            In July 2008, we issued 2,000,000 shares of our common stock as consideration for a one-year, financial consulting agreement with Meyers Associates LP, an investment banking firm. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising.

            In August 2008, we issued 1,500,000 shares of our common stock for $15,000. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is a sophisticated "accredited" investor with access to all relevant information necessary to evaluate the investment and he represented to us that the shares were being acquired for investment purposes. The proceeds from the sale were used for payment of consulting fees.

            The shares listed above have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

ITEM 5 - OTHER INFORMATION

                In July 2008, we entered into a one-year financial consulting agreement with the investment banking firm, Meyers Associates LP. We issued 2,000,000 shares of our common stock as prepayment for their services. The shares are restricted as to transferability. The consulting agreement is included in this Form 10-Q as Exhibit 10.1.

ITEM 6 – EXHIBITS

Exhibit 10.1	Consulting Agreement between Aquamer Medical Corp. and Meyers Associates LP dated July 2008.
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer Medical Corp.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Officer

Date: August 13, 2008

Exhibit 10.1

[Letterhead of Meyers  Associates LP]

July __, 2008

Aquamer Medical Corp
510 Turnpike Street
North Andover, MA 01845

Attn; Marshall Sterman, Chief Executive Officer

Dear Marshall,

This letter, when executed by the parties hereto, will constitute an agreement between Aquamer Medical

Corporation, (the "Company") and Meyers Associates L.P. ("MA") pursuant to which the Company agrees to retain MA and MA agrees to be retained by the Company under the terms and conditions set forth below.

1.         The Company hereby retains MA to perform consulting services related to corporate finance and other financial service matters, and MA hereby accepts such retention on a non-exclusive basis. MA will work as the key market maker for the Company and will expose the company to additional market makers.    In this regard, subject to the terms set forth below, MA shall furnish to the Company advice and recommendations with respect to such aspects of the business and affairs of the Company as the Company shall, from time to time, reasonably request upon reasonable notice. The services, which MA will perform, shall include, without limitation, assisting the Company in evaluating and negotiating particular contracts or transactions, financing, exposing the company to other broker dealer and Institutional Investors.

2.         As compensation for the services described in paragraph 1 above, the Company shall pay a retainer of 2,000,000 shares upon execution of this agreement.  In addition to its compensation hereunder, the Company will reimburse MA for any and all reasonable expenses incurred by MA in the performance of its duties hereunder, and MA shall account for such expenses to the Company; provided, however, that any expense in excess of $500 shall require the prior written approval of the Company, which will not be unreasonably withheld.  Such reimbursement shall accumulate and be paid monthly.  Nothing contained herein shall prohibit MA from receiving any additional compensation under paragraph 4 herein or otherwise. MA will receive additional shares from the Company in lieu of the consummation of the financing as mentioned in paragraph 1. The schedule of such shares is outlined in Exhibit A.

3.         In addition, MA shall hold itself ready to assist the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company, upon reasonable notice, and will undertake such evaluations and negotiations upon prior written agreement as to additional compensation to be paid by the Company to MA with respect to such evaluations and negotiations.  Nothing herein shall require the Company to utilize MA' services in any particular transactions nor shall limit the Company's obligations arising under any other agreement or understanding.

4.         The Company and MA further acknowledge and agree that MA may act as a finder or financial consultant in various business transactions in which the Company may be involved, such as mergers, acquisitions or joint ventures.  The Company hereby agrees that in the event MA shall introduce to the Company another party or entity, and that as a result of such introduction, a transaction is consummated, the Company shall pay to MA a fee, in accordance with the Lehman Formula, based on the consideration paid or received by the Company (or by any subsidiary or affiliated entity of the Company) in any transaction (including mergers, acquisitions, joint ventures and other business transactions) consummated by the Company or any subsidiary or affiliated entity of the Company, which were introduced to the Company by MA. MA will receive such a fee if the introduction is done on an active basis and that merely sending information to the other party or mentioning either party to the other does not represent a proper introduction for the purpose of obligating the Company to pay MA a fee.  In addition, if the Company shall, within 6 months immediately following the termination of this Agreement, consummate a transaction with any party first introduced by MA to the Company prior to such termination, the Company shall pay to MA a fee with respect to such transaction calculated in accordance with this paragraph.

5.         All obligations of MA contained herein shall be subject to MA' reasonable availability for such performance, in view of the nature of the requested service and the amount of notice received.  MA shall devote such time and effort to the performance of its duties hereunder as MA shall determine is reasonably necessary for such performance.  MA may look to such others for such factual information, investment recommendations, economic advice and/or research, upon which to base its advice to the Company hereunder, as it shall deem appropriate.  The Company shall furnish to MA all information reasonably relevant to the performance by MA of its obligations under this Agreement, or particular projects as to which MA is acting as advisor, which will permit MA to know all facts material to the advice to be rendered, and all material or information reasonably requested by MA.  In the event that the Company fails or refuses to furnish any such material or information reasonably requested by MA, and thus prevents or impedes MA' performance hereunder, any inability of MA to perform shall not be a breach of its obligations hereunder.

6.         Nothing contained in this Agreement shall limit or restrict the right of MA or of any partner, employee, agent or representative of MA, to be a partner, director, officer, employee, agent or representative of, or to engage in, any other business, whether of a similar nature or not, nor to limit or restrict the right of MA to render services of any kind to any other corporation, firm, individual or association.

7.         MA will hold in confidence any confidential information, which the Company provides to MA pursuant to this Agreement unless the Company gives MA permission in writing to disclose such confidential information to a specific third party.  In addition, all confidential information which the Company provided to MA in connection with any prior or ongoing Offering shall be considered confidential information for purposes of this Agreement.  Notwithstanding the foregoing, MA shall not be required to maintain confidentiality with respect to information (i) which is or becomes part of the public domain; (ii) of which it had independent knowledge prior to disclosure; (iii) which comes into the possession of MA in the normal and routine course of its own business from and through independent non-confidential sources; or (iv) which is required to be disclosed by MA by governmental requirements.  If MA is requested or required (by oral questions, interrogatories, requests for information or document subpoenas, civil investigative demands, or similar process) to disclose any confidential information supplied to it by the Company, or the existence of other negotiations in the course of its dealings with the Company or its representatives, MA shall, unless prohibited by law, promptly notify the Company of such request(s) so that the Company may seek an appropriate protective order.

8.                      (a)       The Company agrees to indemnify and hold harmless Meyers, its partners, employees, agents, representatives and controlling persons (and the officers, directors, employees, agents, representatives and controlling persons of each of them) from and against any and all losses, claims, damages, liabilities, costs and expenses (and all actions, suits, proceedings or claims in respect thereof) and any legal or other expenses in giving testimony or furnishing documents in response to a subpoena or otherwise (including, without limitation, the cost of investigating, preparing or defending any such action, suit, proceeding or claim, whether or not in connection with any action, suit, proceeding or claim in which Meyers is a party), as and when incurred, directly or indirectly, caused by, relating to, based upon or arising out of Meyers' services pursuant to this Agreement; provided, however, Meyers shall not be entitled to indemnification for its own gross negligence or willful misconduct. This paragraph shall survive the termination of this Agreement.

                        (b). Meyers agrees to indemnify and hold harmless the company, its officers, directors, shareholders, employees, agents, representatives and controlling persons (and the officers, directors, employees, agents, representatives and controlling persons of each of them) from and against any and all losses, claims, damages, liabilities, costs and expenses (and all actions, suits, proceedings or claims in respect thereof) and any legal or other expenses in giving testimony or furnishing documents in response to a subpoena or otherwise (including, without limitation, the cost of investigating, preparing or defending any such action, suit, proceeding or claim, whether or not in connection with any action, suit, proceeding or claim in which Meyers is a party), as and when incurred, directly or indirectly, caused by, relating to, based upon or arising out of Meyers' services pursuant to this Agreement; provided, however, the Company shall not be entitled to indemnification for its own gross negligence or willful misconduct. This paragraph shall survive the termination of this Agreement.

9.         This Agreement may not be transferred, assigned or delegated by any of the parties hereto without the prior written consent of the other party hereto.

10.        This Agreement is for a term of one (1) year and may be terminated by either party upon 30 days' notice after 1st month. Paragraphs 4 and 8 shall survive the expiration or termination of this Agreement under all circumstances.

11.        Any notices hereunder shall be sent to the Company and to MA at their respective addresses set forth above.  Any notice shall be given by registered or certified mail, postage prepaid, and shall be deemed to have been given when deposited in the United States mail.  Either party may designate any other address to which notice shall be given, by giving written notice to the other of such change of address in the manner herein provided.

12.         This Agreement has been made in the State of New York and shall be construed and governed in accordance with the laws thereof without giving effect to principles governing conflicts of law.

If you are in agreement with the foregoing, please execute two copies of this letter in the space provided below and return them to the undersigned.

Very truly yours,                                                             ACCEPTED & AGREED
MEYERS ASSOCIATES L.P.                                             AQUAMER MEDICAL CORP
By: ____________________________                              By:________________________
            Bruce Meyers, President                                                      Marshall Sterman, President