Form 10KSB/A
period 2007-12-31
AQUAMER MEDICAL CORP.
filed 2008-08-22
CIK 1381324

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB/A

Amendment No.1 to Form 10-KSB

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

_____________________________________________________________________________

Amendment No. 1 to the Annual Report on Form 10-KSB
For the Year Ended December 31, 2007
_____________________________________________________________________________________

EXPLANATORY NOTE

This Form 10-KSB/A is being filed by Aquamer Medical Corp. to amend the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 that was originally filed with the Securities and Exchange Commission on April 14, 2008.

This Form 10-KSB/A amends only Item 8A of Part II of the Form 10-KSB and provides an assessment and conclusion as to the effectiveness of our internal control over financial reporting. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the 10-KSB.

In addition, as part of the 10-KSB/A, the Amendment will amend and restate, pursuant to Item 601(b)(31) of Regulation S-B, the Exhibit 31.1 Certification of the Principal Executive Officer and Principal Financial Officer, which adds the introductory language of paragraph 4 and the language of paragraph 4(b).

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original Filing.

Item 8A - Controls and Procedures

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

             In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures

             Report of Management on Internal Control over Financial Reporting

             Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

             Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

             Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

             Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

             This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

             Changes in Internal Control over Financial Reporting

             We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-KSB/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 8B - Other Information

             None

Item 13 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description
31.1	*	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            * Filed herewith

 SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer Medical Corp.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Officer

Date:	August 22, 2008

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marshall Sterman

Marshall Sterman Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	August 22, 2008

By:	/s/ Steven Preiss

Steven Preiss Director

Date:	August 22, 2008