Form 10-Q
period 2008-09-30
AQUAMER MEDICAL CORP.
filed 2008-11-12
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2008

 or

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

As of November 10, 2008, there were 54,004,176 shares of the registrant's common stock outstanding.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUAMER MEDICAL CORP.
  (a development stage company)

 Balance Sheet

	September 30, 2008 (unaudited)	December 31, 2007

Assets
Current assets:
Cash	$427	$1,773

Total current assets	427	1,773

Property and equipment, net of accumulated depreciation, $6,900	0	0
Patents	100,000	0

	$100,427	$1,773

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$72,928	$70,133
Accrued expenses payable	136,552	95,902
Secured convertible note payable	0	15,000
Secured note payable	15,000	0

Total current liabilities	224,480	181,035

Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	0	0
Common stock, $.0001 par value
200,000,000 shares authorized 54,004,176 shares, issued and outstanding (28,754,176 in 2007)	5,400	2,875
Additional paid-in capital	1,010,779	660,804
Deficit accumulated during development stage	(1,140,232)	(842,941)

Total stockholders' deficiency	(124,053)	(179,262)

	$100,427	$1,773

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

 Statements of Operations
 (unaudited)

	Three Months ended		Nine Months ended			February 4, 2000 (inception) through September 30, 2008

	September 30, 2008	September 30, 2007	September 30, 2008		September 30, 2007

Revenue	$0	$0	$0		$0	$0

Costs and expenses:
General and administrative	167,181	35,143	250,941		84,982	734,754
Research and development	15,000	15,000	45,000		30,000	296,121
Depreciation	0	0	0		0	6,900
Interest, net of interest income	450	86	1,350		(494)	(7,852)
Impairment of purchase commitment	0	0	0		0	145,000

Total costs and expenses	182,631	50,229	(297,291)		114,488	1,174,923

Loss before other income and income taxes	(182,631)	(50,229)	(297,291)		(114,488)	(1,174,923)

Income from forgiveness of related party debt	0	0	0		0	34,691

Loss before income taxes	(182,631)	(50,229)	(297,291)		(114,488)	(1,140,232)
Income taxes	0	0	0		0	0

Deficit accumulated during development stage	$(182,631)	$(50,229)	$(297,291)		$(114,488)	$(1,140,232)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$	(NIL )

Weighted average number of shares outstanding	53,118,306	28,504,176	44,672,256		28,504,148

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statements of Cash Flows

	Nine Months Ended September 30, 2008 (unaudited)	Nine Months Ended September 30, 2007 (unaudited)	February 4, 2000 (inception) through September 30, 2008

Cash flows from operating activities:
Deficit accumulated during development stage	$(297,291)	$(114,488)	$(1,140,232)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	0	0	6,900
Expenses paid by issuance of common stock	170,000	0	398,002
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	0	24,230	(106,001)
Increase in accounts payable and accrued expenses	108,445	75,728	317,313
Decrease in prepayments under supply agreement	0	0	140,000

Net cash used in operating activities	(18,846)	(14,530)	(384,018)

Cash flows from investing activities:
Purchase of equipment	0	0	(6,900)

Net cash used in investing activities	0	0	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,500	0	52,050
Proceeds from issuance of preferred stock	0	0	175,000
Proceeds from issuance of secured convertible note	0	15,000	15,000
Repayment of loans to related parties	0	0	(73,500)
Loans from former parent company	0	5,823	213,295
Repayment of related party loans	0	0	39,500
Loans to Bellacasa Productions, Inc.	0	0	(30,000)

Net cash generated by financing activities	17,500	20,823	391,345

Change in cash	(1,346)	6,293	427

Cash at beginning of period	1,773	0	0

Cash at end of period	$427	$6,293	$427

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

  Notes to Financial Statements
  September 30, 2008
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

            In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature.

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

Note 5 - Related Party Transactions

            Marshall Sterman - President and Chairman

            Beginning on April 1, 2007, the Company accrued, as compensation expense, $5,000 per month for Mr. Sterman's services as president and chairman. In March 2008, the Company issued 6,000,000 shares of common stock in payment of accrued salaries payable to Mr. Sterman. The shares, which are restricted as to transferability, were valued at $0.01 per share, which was representative of the fair value at the date of issuance. As of September 30, 2008 and December 31, 2007, the amounts owed to Mr. Sterman were $30,000 and $45,000, respectively

            Steven Preiss - Research Coordinator and Director

            Beginning on April 2007, the Company accrued, as research and development expense, $5,000 per month for Mr. Preiss serving as the Company's research coordinator. In 2007, $35,423 was applied as payment of a loan from the Company of $29,000 and accrued interest on that loan of $6,523. The balance of $9,477 remained accrued but unpaid as of December 31, 2007. As of September 30, 2008, a balance of accrued expense payable to Mr. Preiss was $54,476.

Note 6 - Secured Note Payable

            On August 22, 2007, the Company issued a one-year, 12% secured convertible note in the principal amount of $15,000. The note was secured by all of the Company's assets and was convertible, prior to maturity, at the option of the holder, into 375,000 shares of the Company's common stock. The issuance of the note was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. On August 22, 2008, upon maturity of the note, the conversion feature expired and the note was renewed for five months with a maturity date of January 22, 2009.

Note 7 - Stockholders' Deficiency

Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of September 30, 2008 and December 31, 2007, there were 54,004,176 and 28,754,176 shares of common stock issued and outstanding, respectively.  As of September 30, 2008 and December 31, 2007, no preferred shares had been issued.

Common Stock Issuances

            Issued for Cash

            In August 2008, the Company issued 1,500,000 and 250,000 shares of its common stock for $15,000 and $2,500, respectively. The shares, which are restricted as to transferability, were issued to two accredited investors in private transactions at $0.01 per share. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration.

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

            On July 10, 2008, the Company entered into a one-year financial consulting agreement with an investment banking firm. The Company issued 2,000,000 shares of its common stock as consideration for the agreement. The shares, which are restricted as to transferability, were valued at $120,000, or $0.06 per share, which was the last closing price prior to the date of issuance.

            The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration for the shares issued for services.

Note 8 - Going Concern

             The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $1,140,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

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

Research and Development

            During the nine months ended September 30, 2008, our research and development expenses totaled $45,000, all of which was for services rendered by Steven Preiss, our research coordinator. In the comparable 2007 nine-month period, our research and development expense totaled $0. If we are able to raise the necessary capital, we expect to substantially increase our expense for research and development in 2009.

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

Three months ended September 30, 2008 and September 30, 2007

           Sales - We did not have any sales during the three-month periods ended September 30, 2008 and September 30, 2007.

           Costs and Expenses - Total expenses for the three months ended September 30, 2008 were $182,631, compared to $50,229 in the three months ended September 30, 2007.

            Expenses in the third quarter of 2008 consisted of accrued officer's compensation, $15,000; accrued compensation for research and development, $15,000; consulting expense, $150,000, of which $15,000 was paid in cash, $15,000 was accrued but unpaid, and $120,000 was paid with our common stock, in lieu of cash; interest expense, $450; and miscellaneous expenses, $2,181.

            Expenses in the third quarter of 2007 consisted of research and development, $15,000; officer's salaries $15,000; professional expenses, $19,543; rent, $600; and interest expense, $176; which was offset by accrued interest income of $90 on our advance to a related party.

           Net Loss - Net loss, before taxes, for the three months ended September 30, 2008 was $182,631. Net loss before taxes, for the three months ended September 30, 2007 was $50,229.

           We have not reduced our net loss, for the three months ended September 30, 2008 or for the three months ended September 30, 2007, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the three months ended September 30, 2008 was $nil (less than $0.005) per share. Net loss per share for the three months ended September 30, 2007 was also $nil.  Per share net losses for the third fiscal quarters of 2008 and 2007 were based on 53,118,306 and 28,504,176 weighted average common shares outstanding, respectively.

Nine months ended September 30, 2008 and September 30, 2007 and since inception

           Sales - We did not have any sales during the nine-month periods ended September 30, 2008 and September 30, 2007. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the nine months ended September 30, 2008 were $297,291 compared to $114,488 in the nine months ended September 30, 2007.

            Expenses in the first nine months of 2008 consisted of accrued officer's compensation, $45,000; accrued compensation for research and development, $45,000; consulting expense, $200,000, of which $17,500 was paid in cash, $42,500 was accrued but unpaid, and $140,000 was paid with our common stock, in lieu of cash; interest expense, $1,350; and miscellaneous expenses, $5,941.

            Expenses in the first nine months of 2007 consisted of research and development, $30,000; officer's salaries $30,000; professional expenses and consulting, $53,295; rent, $1,200; interest expense, $176; and miscellaneous expenses, $487, which were offset by accrued interest income of $670 on our advance to a related party.

           Costs and expenses since inception, as a development stage enterprise, were $1,174,923. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the nine months ended September 30, 2008 was $297,291.  Net loss before taxes, for the nine months ended September 30, 2007 was $114,488.

           Since inception, our losses through September 30, 2008 have totaled $1,140,232.

           We have not reduced our net loss, for the nine months ended September 30, 2008 or for the nine months ended September 30, 2007, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the nine months ended September 30, 2008 was $0.01 per share. Net loss per share for the nine months ended September 30, 2007 was $nil (less than $0.005) per share.  Per share net losses for the first nine months of 2008 and the first nine months of 2007 were based on 44,672,256 and 28,504,148 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of September 30, 2008, our cash balance was $427.

           As of September 30, 2008, our liabilities, all of which are current liabilities or due in less than one year, totaled approximately $225,000. The liabilities consist primarily of accounts payable for professional services of approximately $73,000; accrued expenses for officer's salary and professional and consulting services, approximately $131,000; and a secured note, including accrued interest, approximately $17,000.

            We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although, we believe that being an independent public company and having our common stock approved for trading on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer medical devices. Failure to raise enough capital to initiate and continue clinical trials may hold a significant risk to our shareholders.

           In 2009, we plan to initiate clinical trials for the Hydropatella Implant, expand enrollment in our clinical trial for dermatology, file for an Investigational Device Exemption, initiate a small clinical trial for stress urinary incontinence, and file for an Investigational Device Exemption for gastroesophageal reflux disease.  The cost to carry out these activities will be approximately $750,000 in 2009 and 750,000 in 2010. We plan to raise the necessary funds through investment banks and/or private investors. There can be no assurance, however, that we will be successful in raising the necessary capital.

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-Q, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $1,140,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities and continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           We did not make any capital expenditures in first nine months of 2008 and we do not expect to make any significant capital expenditures before the second half of 2009.

Acquisitions

            We are reviewing various opportunities to acquire technology assets to add to our intellectual property portfolio. There is no assurance that we will be successful in completing an acquisition or that we will able to commercialize our acquisitions. In July 2008, we retained Meyers Associates, LP, an investment banking firm, to assist us in pursuing acquisitions.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

                Not applicable.

Item 4T - Controls and Procedures

            Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

             Based upon an evaluation conducted for the period ended September 30, 2008, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of September 30, 2008 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            In July 2008, we issued 2,000,000 shares of our common stock as consideration for a one-year, financial consulting agreement with Meyers Associates, LP, an investment banking firm. The shares were valued at $120,000, or $0.06 per share, which was the last closing price prior to the date of issuance

            In August 2008, we issued 1,500,000 and 250,000 shares of our common stock for $15,000 and $2,500, respectively. The shares were issued to two accredited investors in private transactions at $0.01 per share. The issuances of the shares were made without general solicitation or advertising. The proceeds from the sales were used for payment of consulting fees and working capital.

             None of the above shares have been registered under the Securities Act of 1933, as amended (the “Act”), and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 of the Act, and may be sold only in compliance with the resale provisions set forth therein. The Company relied upon Section 4(2) of the Act, for an exemption from registration.

ITEM 6 – EXHIBITS

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

Date: November 10, 2008