Form 10-K
period 2008-12-31
AQUAMER MEDICAL CORP.
filed 2009-04-15
CIK 1381324

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 Form 10-K

[X]      Annual Report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934
 For the fiscal year ended December 31, 2008

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

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)
Check whether the registrant:
is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)

 Yes [X] No [ ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Check whether the registrant: is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check whether the registrant: is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Aquamer Medical Corp. did not have any revenue for the year ended December 31, 2008.

As of April 15, 2009, there were 89,729,176 shares of Aquamer Medical Corp. common stock outstanding.

The aggregate market value of the stock held by non-affiliates (42,179,523 shares) computed by reference to the closing price of such stock ($0.005), as of April 13, 2009, was $210,898.

Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Aquamer Medical Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

            Status of Agreements with PIB

            During the first quarter of 2008, PIB expressed to us that it would not deliver the committed product under the terms of our agreement and that it considered both the purchase commitment agreement and patent license agreement to no longer be in effect. We have discussed the possibility of a new agreement with PIB and plan to continue discussions with PIB to modify the terms of the agreements. There is no assurance that we will be able to renegotiate a new agreement with PIB. We have also been in discussions with alternate providers of a polymer product with chemical characteristics similar to the PIB materials. We believe, although there can be no assurance, that if necessary, we will be able to acquire rights to use an alternative product that offers both price acceptability and reliability of supply. As a consequence of the notification by PIB, the Company determined that as of December 31, 2007, the carrying value of the asset, Prepayments under product supply agreement, had been impaired and the value of the asset was reduced to $0, with a concurrent charge to Impairment Expense in the amount of $145,000.

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

Urology

           Urinary incontinence afflicts more than 25 million people worldwide, 85 percent of whom are female.  The condition may have negative emotional, social and hygienic consequences. The Agency for Health Policy and Research (AHCPR), a division of the Public Health Service, U.S. Department of Health and Human Services, estimates that urinary incontinence affects approximately 13 million people in the United States, of which 85% or 11 million are women. The same agency estimates the total cost (utilizing all management and curative approaches) of treating incontinence of all types in the United States as $15 billion.  Urethral bulking agents ("UBA") are currently recommended by AHCPR as first-line treatment for women with ISD who do not have coexisting urethral hypermobility. Male patients can also benefit from a urethral bulking agent procedure, which is recommended as a first-line surgical treatment for men with ISD, according to the Agency for Health Policy and Research. According to the American College of Surgeons, there are approximately 400,000 prostate surgeries performed each year in the United States, and up to 20% of these men develop incontinence following the procedure. Additionally, urinary incontinence can result in a substantial decrease in a person's quality of life, and it is often the main reason a family may move an elderly relative into nursing home care.  We expect the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.  The Agency for Healthcare Research and Quality ("AHRQ") reported that vesicoureteral reflux (VUR) is primarily a pediatric concern, with a prevalence estimated to be as high as 3% of the U.S. pediatric population. Approximately 15,000 surgical procedures are performed per year to address this VUR issue. Patients with VUR grades 1 through 4 in this population are candidates for minimally invasive surgery using a bulking agent. Globally, the use of a bulking agent to correct the VUR condition can reduce patient costs related to continued use of antibiotics for treatment of chronic urinary tract infections, which can lead to more serious related complications.

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

Research and Development

           During 2008, our research and development expenses totaled $25,524, all of which was for services rendered by Steven Preiss, our research coordinator. In 2007 our research and development expense totaled $45,000. If we are able to raise the necessary capital, we expect to substantially increase our expense for research and development in 2009 and 2010.

Possible Acquisition of Intellectual Property

            We are actively pursuing the acquisition of additional patents and licenses for promising and innovative technologies in medical and non-medical fields that have the potential to generate revenues in a relatively short time period. There is no assurance that we will able to complete the acquisition of any such intellectual property.

Employees

           Other than our president, Marshall Sterman, who devotes such time as necessary to our operations, we do not have any employees. We utilize independent contractors, including Mr. Preiss, and consultants from time to time to assist us with our compliance requirements.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that we currently deem immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Before making any investment decision, you should also review and consider the other information set forth in this Annual Report on Form 10-K and the exhibits thereto.

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

Item 1B - Unresolved Staff Comments

            None

Item 2 - Description of Property

           Our offices are located at 510 Main Street, North Andover, Massachusetts.  The offices are adequate for our current operations,

Item 3 - Legal Proceedings

           We are not party to any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

            The primary market for our common stock is the OTC Bulletin Board, where it trades under the symbol "AQUM."

            The following table sets forth the high and low closing prices for the shares of our common stock, for the periods indicated, as provided by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. There were no recorded trades prior to April 11, 2008.

Quarter Ending	High	Low

June 30, 2008	0.18	0.06
September 30, 2008	0.09	0.02
December 31, 2008	0.05	0.02

Shareholders

            As of April 15, 2009, we had approximately 120 shareholders of our common stock.

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

Changes in Securities and Use of Proceeds

Common Stock

            Stock Issuances

            We did not issue any additional shares of our common stock during the fourth fiscal quarter of 2008. As of December 31, 2008, we had a total of 54,004,176 shares of common stock issued and outstanding.

           On April 13, 2009, we issued a total 35,725,000 shares of common stock. Of these, 19,000,000 shares were issued, in lieu of payment of $95,000 cash, for expenses that were included as a liability and reflected in our December 31, 2008 balance sheet as Accrued expenses payable; 1,725,000 shares were issued in payment of a $15,000 secured promissory note payable with interest accrued through March 31, 2009; and the balance of 16,000,000 shares were issued for consulting services.  The issued shares, which are restricted as to transferability, were valued at $0.005 per share, which was the last trade of our common stock, prior to the date of issuance. All of the shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients represented to us that the securities were being acquired for investment purposes.

           As of April 15, 2009, we had 89,729,176 shares of common stock outstanding.

Item 6 - Selected Financial Data

         Not Applicable

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Years ended December 31, 2008 and December 31, 2007 and since inception

           Sales - We did not have any sales during the years ended December 31, 2008 and 2007. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the year ended December 31, 2008 were $289,470 compared to $315,358 in the year ended December 31, 2007. Expenses in 2008 included general and administrative expenses, $262,146; research and development, $25,524; and interest expense, $1,800.

            The major components of 2008 general and administrative expenses were professional and consulting fees, $206,500, of which $140,000 was paid in stock in lieu of cash in 2008 and $50,000 was accrued, but unpaid, at year-end; and officer's salary, $50,000, all of which was accrued, but unpaid, at year end. Research and development expenses of approximately $26,000, were also accrued by us, but unpaid.

           In 2007, the bulk of the total expenses was for professional and consulting fees, approximately $71,000; officer's salary, $45,000; research and development expenses of $45,000 and impairment expense of $145,000, which resulted from our write-off, as of year end, of product under a supply agreement.

            Costs and expenses since inception, as a development stage enterprise, were $1,167,102. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the year ended December 31, 2008 was $289,470. Net loss before taxes, for the year ended December 31, 2007 was $315,358.

           Since inception, our losses, through December 31, 2007, have totaled $1,132,411.

           We have not reduced our net loss, for the fiscal year ended December 31, 2008, or for the fiscal year ended December 31, 2007, by any tax benefit, consequently, for both years, our net loss was the same before and after taxes.

           Net loss per share for the year ended December 31, 2008, was $0.01 per share. Net loss per share for the year ended December 31, 2007, was also $0.01.  Per share net losses for 2008, and 2007, were based on 47,005,236 and 28,525,910 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of December 31, 2008, our cash balance was $397.

           As of December 31, 2008, our liabilities, all of which are current liabilities or due in less than one year, totaled $216,628. The liabilities consist of accounts payable for professional services of approximately $71,000; accrued expenses for officer's salary and professional and consulting services, approximately $128,000 and a secured promissory note, including accrued interest, approximately $18,000.

         On April 13, 2009, we converted $95,000 of accrued expenses payable into common stock. Previously, in March 2008, we had converted $84,000 of accrued expenses payable into common stock.   We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although, we believe that becoming an independent public company and having our common stock approved for trading on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to continue clinical trials may hold a significant risk to our shareholders.

           During 2009 and 2010, we plan to initiate clinical trials for the Hydropatella Implant, expand enrollment in our clinical trial for dermatology, file for an Investigational Device Exemption, initiate a small clinical trial for stress urinary incontinence, and file for an Investigational Device Exemption for gastroesophageal reflux disease.  The cost to carry out these activities will be approximately $1,500,000 during the two-year period.  Depending on when the activities commence in 2009, the approximate cost for the fiscal year ending December 31, 2009 will be $400,000. We plan to raise the necessary funds through investment banks and/or private investors. There can be no assurance, however, that we will be successful in raising the necessary capital.

            We are actively pursuing the acquisition of additional patents and licenses for promising and innovative technologies in medical and non-medical fields that have the potential to generate revenues in a relatively short time period. There is no assurance that we will able to complete the acquisition of any such intellectual property.

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-K, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $1,132,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities, continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products, and to acquire additional patents and licenses in both medical and non-medical fields. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           In the year ended December 31, 2008, we did not make any capital expenditures and we do not expect to make significant capital expenditures in 2009.

Item 8 - Financial Statements and Supplementary Data

            Our audited financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 follow Item 15, beginning at page F-1, following Part IV.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 9A - Controls and Procedures

             Evaluation of Disclosure Controls and Procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to him.

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

             Based upon an evaluation conducted for the period ended December 31, 2008, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

             ·     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
             ·     Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

             In order to remedy our existing internal control deficiencies, as soon as our finances permit, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

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

             Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

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

             Changes in Internal Control over Financial Reporting

             We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

            None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

            The following is a list of our directors and executive officers, their respective ages and the positions they hold with us.

Name	Age	Positions

Marshall Sterman	77	President, Chief Executive Officer, Chief Financial Officer, and Director
Steven Preiss	53	Director

            Pursuant to our bylaws, all directors are elected to a term of one year, and hold such office until the next meeting of the shareholders or until their successors are elected and qualified. The executive officers serve at the pleasure of the Board.

            The following is a brief description of the backgrounds of our director and executive officers.

             Marshall Sterman has served as the President and a member of the Board of Directors of our Company since August 25, 2006, at which time it was a wholly owned subsidiary of Bellacasa. Mr. Sterman has continued as President and Director of Aquamer since it became an independent public company by virtue of the spin-off by Bellacasa to its shareholders on March 5, 2007.  Since 1986, Mr. Sterman has been the President of The Mayflower Group, LTD., a merchant banking firm.  Mr. Sterman also is a member of the Board of Directors of Andover Medical, Inc., and serves as Chairman of WiFiMed Holdings Company, Inc. (formerly Bellacasa) and Chairman of Medical Solutions Management, Inc.  Mr. Sterman was granted a B.A. from Brandeis University and MBA from Harvard University.

             Steven Preiss was an officer and director of Aquamer since its formation in 2000. He remained an officer and director when it was acquired by Bellacasa in January 2005. On September 20, 2005, he resigned his executive positions and continued to serve as a Director. After Aquamer became an independent public company by virtue of the spin-off by Bellacasa to its shareholders on March 5, 2007, he continued as an Aquamer director and the Company's research coordinator. Mr. Preiss, with more than 20 years experience in the field of regulatory/clinical affairs in both the pharmaceutical and medical device industries, has been Vice President of Corporate Regulatory and Business Operations for Synteract, Inc., a clinical research organization, from 2001 to the present. He had previously been Vice President of Clinical and Regulatory Affairs for UroSurge, Inc., a medical device company, from 1997 to 2001. From 1995 to 1997, Mr. Preiss was President and Chief Executive Officer of CPROS, a device and pharmaceutical regulatory and clinical affairs consulting firm.  He has held senior positions at Bio-Pharm Clinical Services, a clinical research organization, and was Vice President of Clinical Programs and Data Management, at Ioptex Research, Inc., a medical device company and subsidiary of Smith & Nephew, Inc. He also held positions at the biotechnology company Vestar Inc. and Sterling Drug, Inc. Mr. Preiss holds a B.S. in chemistry from St. Lawrence University and has completed graduate work in computer science at Union College.

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

            We believe that all required filings had been made for the year ended December 31, 2008.

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

            We will provide a copy of the Code of Business Conduct to any person without charge, upon request.

Item 11 - Executive Compensation

Summary Compensation Table

            The following table provides summary information for the fiscal years 2006, 2007 and 2008 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Marshall Sterman, our President and Director and Steven Preiss, our Research Coordinator and member of our Board of Directors.

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Marshall Sterman President and Director	2006	$ 0		0	0	0	0	0
	2007	45,000	(1)	0	0	0	0	0
	2008	50,000	(2)	0	0	0	0	0

Steven Preiss	2006	0		0	0	0	0	0
Research Coordinator and Director	2007	45,000	(3)	0	0	0	0	0
	2008	25,524	(4)	0	0	0	0	0

            (1) Salary was accrued but unpaid as of December 31, 2007. In 2008, Mr. Sterman received 4,500,000 shares, valued at $45,000, in lieu of cash payment.

            (2) In 2008, Mr. Sterman received 1,500,000 shares, valued at $15,000, in lieu of cash payment. An additional $35,000 was accrued but unpaid at December 31, 2008. In April 2009, payment was made in shares for salary previously accrued but unpaid.

            (3) Of this amount, $35,423 was applied to payment of a loan from the Company of $29,000 plus accrued interest of $6,524. The balance of $9,476 was accrued but unpaid as of December 31, 2007 and remained unpaid as of December 31, 2008. In April 2009, payment was made in shares, in lieu of cash payment of $9,476.

            (4) This amount was accrued but also unpaid at December 31, 2008. In April 2009 payment was made in shares, in lieu of cash payment of $25,524.

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

 Item 12 - Security Ownership of Certain Beneficial Owners and Management

            As of April 15, 2008, there were 89,729,126 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            The following table describes certain information regarding certain individuals who beneficially owned our common stock on April 15, 2008. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

            The individuals included in the following table are people who we know beneficially own or exercise voting control over 5% or more of our common stock; each of our officers and directors; and all executive officers and directors as a group.

Name and address	Common Shares Owned		% Common Shares Owned

Marshall Sterman	12,096,852	(1)	13.5%
c/o Aquamer Medical Corp. 510 Turnpike St. North Andover, MA 01845
Officer and Director

Steven Preiss	11,476,376		12.8%
c/o Aquamer Medical Corp.
510 Turnpike Street
North Andover, MA 01845
Director

FPM QTIP Trust	15,000,000		16.7%
Peter Johnson, Trustee
Nixon Peabody LLP
100 Summer Street
Boston, MA 02110

Maria DeVito	8,976,375		10.0%
116 Bridges Lane
North Andover, MA 01845

Harry Pack	8,964,298		10.0%
2789 NE 5th St.
Pompano Beach, FL33062

Patricia Jenkins	4,519,765		5.0%
30 Coachman's Lane
North Andover, MA 01845

All Officers and Directors	23,573,228		26.3%
(-2- persons) as a group

            (1) Includes 288,799 shares owned by Mr. Sterman's spouse; and 288,799 shares owned by The Mayflower Group, LTD.

                        Indemnification of Directors and Officers

            Our Certificate of Incorporation and Bylaws indemnify our directors and officers to the fullest extent permitted by Delaware corporation law.  Insofar as indemnification for liability arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is unenforceable.

 Item 13 - Certain Relationships and Related Party Transactions

 Marshall Sterman - President and Chairman

            For the period April 1, 2007 through December 31, 2007, we accrued $45,000 as compensation expense for Mr. Sterman's services as President and Chairman. As of December 31, 2007, a balance of $45,000 had been accrued but remained unpaid. In March 2008, we issued to Mr. Sterman 6,000,000 shares of our common stock, which were valued at $60,000 as payment of the accrued salary of $45,000 and additional salary of $15,000 through March 31, 2008. For the remainder of 2008, we accrued an additional $35,000, which was unpaid as of December 31, 2008. In April 2009, we issued to Mr. Sterman 7,000,000 shares of common stock, which were valued at $35,000 in lieu of a cash payment of that amount.

Steven Preiss - Research Coordinator and Director

            For the period April 1, 2007 through December 31, 2007, we accrued, as research and development expense, $45,000 for the services of Mr. Preiss as our research coordinator. Of the $45,000, which was accrued, $35,423 was applied as payment of a loan from the Company of $29,000 with accrued interest on that loan of $6,523. The balance of $9,477 remained accrued but unpaid as of December 31, 2007. In 2008, we accrued an additional $25,533 for the research services of Mr. Preiss, which resulted in a balance of $35,000 owed to Mr. Preiss on December 31, 2008. In April 2009, we issued to Mr. Preiss 7,000,000 shares of common stock, which were valued at $35,000 in lieu of a cash payment of that amount.

            Aquamer.

Item 14 - Principal Accountant Fees and Services

            For fiscal years 2007 and 2008, our principal accountant, Michael F. Cronin, CPA, provided audit services and billed us $3,000 and $2,500, respectively. The only professional services rendered by Michael F. Cronin, CPA were audit services. He did not provide audit-related services, tax services or other services during the two fiscal years.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

See Exhibit Index attached to this Form 10-K.

Financial Statements

AQUAMER MEDICAL CORP.
  (a development stage company)

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheet as of December 31, 2008 and December 31, 2007	F-3

Statements of Operations for the years ended December 31, 2008 and	F-4
December 31, 2007 and for the period from inception (February 4, 2000)
through December 31, 2008

Statements of Stockholders' Deficiency from inception (February 4, 2000)	F-5
through December 31, 2008

Statements of Cash Flows for the years ended December 31, 2008 and	F-6
December 31, 2007 and for the period from inception (February 4, 2000)
through December 31, 2008

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aquamer Medical Corp.

           I have audited the accompanying balance sheet of Aquamer Medical Corp., a development stage company, (the "Company") as of  December 31, 2008 and December 31, 2007 and the related statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2008 and 2007 and for the cumulative development stage period of February 4, 2000 through December 31, 2008. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

           In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquamer Medical Corp. as of December 31, 2007 and December 31, 2008 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years ended December 31, 2008 and 2007 and for the cumulative development stage period of February 4, 2000 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has experienced net operating losses since inception totaling approximately $1,132,000. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando, Florida
April, 15, 2009

AQUAMER MEDICAL CORP.
  (a development stage company)

 Balance Sheet

	December 31, 2008	December 31, 2007

Assets
Current assets:
Cash	$397	$1,773

Total current assets	397	1,773

Property and equipment, net of accumulated depreciation, $6,900	-	-
Patents	100,000	-

	$100,397	$1,773

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$73,503	$70,133
Accrued expenses payable	128,126	95,902
Secured convertible note payable	-	15,000
Secured note payable	15,000	-

Total current liabilities	216,629	181,035

Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value
200,000,000 shares authorized 54,004,176 shares, issued and outstanding (28,754,176 in 2007)	5,400	2,875
Additional paid-in capital	1,010,779	660,804
Deficit accumulated during development stage	(1,132,411)	(842,941)

Total stockholders' deficiency	(116,232)	(179,262)

	$100,397	$1,773

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

 Statements of Operations

	Year ended		February 4, 2000 (inception) through December 31, 2008

	December 31, 2008	December 31, 2007

Revenue	$-	$-	$-

Costs and expenses:
General and administrative	262,146	125,412	745,959
Research and development	25,524	45,000	276,645
Depreciation	-	-	6,900
Interest, net of interest income	1,800	(54)	(7,402)
Impairment of purchase commitment	-	145,000	145,000

Total costs and expenses	289,470	315,358	1,167,102

Loss before other income and income taxes	(289,470)	(315,358)	(1,167,102)

Income from forgiveness of related party debt	-	-	34,691

Loss before income taxes	(289,470)	(315,358)	(1,132,411)
Income taxes	-	-	-

Deficit accumulated during development stage	$(289,470)	$(315,358)	$(1,132,411)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	47,005,236	28,525,910

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007	February 4, 2000 (inception) through December 31, 2008

Cash flows from operating activities:
Deficit accumulated during development stage	$(289,470)	$(315,358)	$(1,132,411)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	-	-	6,900
Expenses paid by issuance of common stock	170,000	2,500	398,002
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	-	34,753	(106,001)
Increase in accounts payable and accrued expenses	100,594	119,055	309,462
Decrease in prepayments under supply agreement	-	140,000	140,000

Net cash used in operating activities	(18,876)	(19,050)	(384,048)

Cash flows from investing activities:
Purchase of equipment	-	-	(6,900)

Net cash used in investing activities	-	-	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,500	-	52,050
Proceeds from issuance of preferred stock	-	-	175,000
Proceeds from issuance of secured convertible note	-	15,000	15,000
Repayment of loans to related parties	-	-	(73,500)
Loans from former parent company	-	5,823	213,295
Repayment of related party loans	-	-	39,500
Loans to Bellacasa Productions, Inc.	-	-	(30,000)

Net cash generated by financing activities	17,500	20,823	391,345

Change in cash	(1,376)	1,773	397

Cash at beginning of period	1,773	-	-

Cash at end of period	$397	$1,773	$397

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statement of Stockholders' Deficiency

	Preferred A		Preferred B		Common			Deficit Accumulated During Development Stage

	Shares	Par Value	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital

Balance at February 4, 2000 (inception)	0	$0	0	$0	0	$0	$0	$0

Series A Preferred issued for cash, Feb 2000 @ $.01 per share	9,000,000	900					99,100
Contributed capital							50
Series B Preferred issued for services, Jun 2000 @ fair value - $.25 per share			108,800	11			27,189
Series B Preferred issued for cash, Sep 2000 @ $.25 per share			700,000	70			174,930
Net Loss								(154,940)

Balance at December 31, 2000	9,000,000	900	808,800	81	0	0	301,269	(154,940)

Net Loss								(39,806)

Balance at December 31, 2001	9,000,000	900	808,800	81	0	0	301,269	(194,746)

Net Loss								(111,482)

Balance at December 31, 2002	9,000,000	900	808,800	81	0	0	301,269	(306,228)

Conversion to common stock	(9,000,000)	(900)	(808,800)	(81)	9,808,800	981	0
Issued in settlement of related party amounts, Jan 2003 for actual costs @ $.03 per share					99,500	10	3,125
Shares issued in connection with stock split, Sep 2003					13,677,348	1,368	(1,368)
Net Loss								(3,921)

Balance at December 31, 2003	0	0	0	0	23,585,648	2,359	303,026	(310,149)

Shares issued for cash, Sep/Oct 2004 @ $.0375 per share					920,000	92	34,408
Shares issued in connection with stock split, Oct 2004					318,500	31	(32)
Shares issued for consulting services, Oct 2004 for fair value @ $.0375 per share					3,680,000	368	137,632
Net Loss								(143,417)

Balance at December 31, 2004	0	0	0	0	28,504,148	2,850	475,034	(453,566)

Net Loss								(30,931)

Balance at December 31, 2005	0	0	0	0	28,504,148	2,850	475,034	(484,497)

Net Loss								(43,086)

Balance at December 31, 2006	0	0	0	0	28,504,148	2,850	475,034	(527,583)

Fractional shares issued in spin-off, March 2007					28
Shares issued for licensing fee,
Nov 2007 for fair value @$0.01 per share					250,000	25	2,475
Contribution of capital by former parent							183,295
Net Loss								(315,358)

Balance at December 31, 2007	0	0	0	0	28,754,176	2,875	660,804	(842,941)

Shares issued for services
Mar 2008 for fair value @$0.01 per share					11,500,000	1,150	113,850
Shares issued for patent Mar 2008 for fair value @$0.01 per share					10,000,000	1,000	99,000
Shares issued for services Jul 2008 for fair value @$0.06 per share					2,000,000	200	119,800
Shares issued for cash
Aug 2008 @$0.01 per share					1,750,000	175	17,325
Net Loss								(289,470)

Balance at December 31, 2008	0	0	0	0	54,004,176	$5,400	$1,010,779	$(1,132,411)

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2008

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

              Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $0 and $0 for fiscal years 2008 and 2007.

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

              Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

              The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. There are currently no outstanding options subject to future vesting, therefore, no charge is required for the years ended December 31, 2008 and 2007. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

              Earnings per Common Share:

              Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the Company's secured convertible note payable. The Company had no outstanding stock options at December 31, 2008 and December 31, 2007. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would have been anti-dilutive for the periods presented.

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

              Warrant Derivative Liabilities

              The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

            In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

            In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

            In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

            Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

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

              The Company has approximately $539,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2028. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided. A summary of the deferred tax asset as of December 31, 2008, and December 31, 2007, is as follows:

	2008	2007

The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$ 0	$ 0
State	0	0

Total currently payable	0	0

Deferred:
Federal	(10,000)	101,000
State	(10,000)	24,000

Total deferred	(20,000)	125,000
Less: increase in allowance	20,000	(125,000)

Net deferred	0	0

Total income tax provision (benefit)	$ 0	$ 0

	2008	2007

Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$205,000	158,000
Deferred tax asset arising from accrued expenses	0	67,000
Future tax benefit (liability) arising from depreciation of fixed assets	0	0

Total	205,000	225,000
Less: Valuation allowance	(205,000)	(225,000)

Net Deferred Income Taxes	$ 0	$ 0

Note 4 - Patents

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

Note 5 - Impairment of Purchase Commitment

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

             During the first quarter of 2008, PIB expressed to the Company that it would not deliver the product under the terms of the agreement and that it considered the purchase commitment agreement and patent license agreement to no longer be in effect. The Company had discussed the possibility of a new agreement with PIB and plans to continue discussions with PIB to modify the terms of the agreements. There is no assurance that the Company will be able to renegotiate a new agreement with PIB. The Company has also been in discussions with alternate providers of product with similar chemical characteristics.

            As a consequence of the notification by PIB, the Company determined that as of December 31 , 2007, the carrying value of the asset, Prepayments under product supply agreement, had been impaired and the value of the asset was reduced to $0, with a concurrent charge to Impairment Expense in the amount of $145,000.

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

Note 7 - Property and Equipment

             Property and equipment consists of the following:

	December 31, 2008	December 31, 2007

Equipment	$6,900	$6,900
Less: accumulated depreciation	(6,900)	(6,900)

	$0	$0

Note 8 - Secured Note Payable

            On August 22, 2007, the Company issued a one-year, 12% secured convertible note in the principal amount of $15,000. The note was secured by all of the Company's assets and was convertible, prior to maturity, at the option of the holder, into 375,000 shares of the Company's common stock. The issuance of the note was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The convertible note and the common shares into which the note may have been converted were restricted as to transferability.

            On August 22, 2008, upon maturity of the note, the conversion feature expired and the note was renewed for five months with a maturity date of January 22, 2009.

Note 9 - Stockholders' Deficiency

Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of December 31, 2008 and December 31, 2007, there were 54,004,176 and 28,754,176 shares of common stock issued and outstanding, respectively.  As of December 31, 2008 and December 31, 2007, no preferred shares had been issued.

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

            Issued for Patent

            On March 24, 2008, the Company issued 10,000,000 shares of its common stock as payment for all rights, title and interest in the pending U.S. Patent for the Hydropatella Implant described above in Note 4 - Patents.  The shares, which are restricted as to transferability, were valued at $0.01 per share, or a total of $100,000, which was representative of the market value at the date of issuance.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration.

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

Note 10 - Related Party Transactions

Marshall Sterman - President and Chairman

            For the period April 1, 2007 through December 31, 2007, the Company accrued $45,000 as compensation expense for Mr. Sterman's services as President and Chairman. As of December 31, 2007, a balance of $45,000 had been accrued but remained unpaid. In March 2008, the Company issued to Mr. Sterman 6,000,000 shares of its common stock, which was valued at $60,000 as payment of the accrued salary of $45,000 and additional salary of $15,000 through March 31, 2008. For the remainder of 2008, the Company accrued an additional $35,000, which was unpaid as of December 31, 2008.

Steven Preiss - Research Coordinator and Director

            For the period April 1, 2007 through December 31, 2007, the Company accrued, as research and development expense, $45,000 for the services of Mr. Preiss as its research coordinator. Of the $45,000, which was accrued, $35,423 was applied as payment of a loan from the Company of $29,000 with accrued interest on that loan of $6,523. The balance of $9,477 remained accrued but unpaid as of December 31, 2007. In 2008, the Company accrued an additional $25,533 for the research services of Mr. Preiss, which resulted in a balance of $35,000 owed to Mr. Preiss on December 31, 2008.

Note 11 - Going Concern

             The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $1,132,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

             Management's plans are to raise additional capital either in the form of common stock or convertible securities and continue research and development and pursue clinical trials to obtain necessary approvals to market its products and to acquire additional patents and licenses for medical and non-medical technologies. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Note 12 - Subsequent Events

            On April 13, 2009, the Company issued a total 35,725,000 shares of common stock. Of these, 19,000,000 shares were issued, in lieu of payment of $95,000 cash, for expenses that were included as a liability and reflected in the December 31, 2008 balance sheet as Accrued expenses payable; 1,725,000 shares were issued in payment of a $15,000 secured promissory note payable and interest accrued through March 31, 2009; and the balance of 16,000,000 shares were issued for consulting services.  The issued shares, which are restricted as to transferability, were valued at $0.005 per share, which was the last trade of the Company’s common stock prior to issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

See Exhibit Index attached to this Form 10-K.

Signatures

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer Medical Corp.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Officer

Date:	April 15, 2009

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marshall Sterman

Marshall Sterman Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 15, 2009

By:	/s/ Steven Preiss

Steven Preiss Director

Date:	April 15, 2009

Exhibits

Exhibit No.		Description

2.1	*(1)	Certificate of Incorporation
2.2	*(1)	By-laws
10.1	*(2)	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.2	*(2)	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.3	*(4)	Patent Purchase Agreement between Phillips Capital and Aquamer Medical Corp dated as of March 24, 2008,
12.1	*(3)	Joint Disclosure Statement in the definitive proxy statement on Schedule 14C filed by Bellacasa Productions, Inc. on February 1, 2007
14.1	*(2)	Code of Business Conduct filed by Bellacasa Productions, Inc.
31.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

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