Form 10-Q
period 2009-03-31
AQUAMER MEDICAL CORP.
filed 2009-05-20
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2009

 or

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

As of May 15, 2009, there were 89,729,176 shares of the registrant's common stock outstanding.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUAMER MEDICAL CORP.
  (a development stage company)

 Balance Sheet

	March 31, 2009 (unaudited)	December 31, 2008

Assets
Current assets:
Cash	$83	$397

Total current assets	83	397

Property and equipment, net of accumulated depreciation, $6,900	-	-
Patents	100,000	100,000

	$100,083	$100,397

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$74,503	$73,502
Accrued expenses payable	204,176	128,126
Secured note payable	15,000	15,000

Total current liabilities	293,679	216,628

Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value
200,000,000 shares authorized 54,004,176 shares, issued and outstanding	5,400	5,400
Additional paid-in capital	1,010,779	1,010,779
Deficit accumulated during development stage	(1,209,775)	(1,132,411)

Total stockholders' deficiency	(193,596)	(116,231)

	$100,083	$100,397

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

 Statements of Operations

	Three Months Ended		February 4, 2000 (inception) through March 31, 2009 (unaudited)

	March 31, 2009 (unaudited)	March 31, 2008 (unaudited)

Revenue	$-	$-	$-

Costs and expenses:
General and administrative	76,914	51,180	822,873
Research and development	-	15,000	276,645
Depreciation	-	-	6,900
Interest, net of interest income	450	450	(6,952)
Impairment of purchase commitment	-	-	145,000

Total costs and expenses	77,364	66,630	1,244,466

Loss before other income and income taxes	(77,364)	(66,630)	(1,244,466)

Income from forgiveness of related party debt	-	-	34,691

Loss before income taxes	(77,364)	(66,630)	(1,209,775)
Income taxes	-	-	-

Deficit accumulated during development stage	$(77,364)	$(66,630)	$(1,209,775)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	54,004,176	30,644,286

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statements of Cash Flows

	Three Months Ended March 31, 2009 (unaudited)	Three Months Ended March 31, 2008 (unaudited)	February 4, 2000 (inception) through March 31, 2009 (unaudited)

Cash flows from operating activities:
Deficit accumulated during development stage	$(77,364)	$(66,630)	$(1,209,775)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	-	-	6,900
Expenses paid by issuance of common stock	-	50,000	398,002
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	-	-	(106,000)
Increase in accounts payable and accrued expenses	77,050	16,500	386,511
Decrease in prepayments under supply agreement	-	-	140,000

Net cash used in operating activities	(314)	(130)	(384,362)

Cash flows from investing activities:
Purchase of equipment	-	-	(6,900)

Net cash used in investing activities	-	-	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	52,050
Proceeds from issuance of preferred stock	-	-	175,000
Proceeds from issuance of secured convertible note	-	-	15,000
Repayment of loans to related parties	-	-	(73,500)
Loans from former parent company	-	-	213,295
Repayment of related party loans	-	-	39,500
Loans to Bellacasa Productions, Inc.	-	-	(30,000)

Net cash generated by financing activities	-	-	391,345

Change in cash	(314)	(130)	83

Cash at beginning of period	397	1,773	-

Cash at end of period	$83	$1,643	$83

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)
Notes to Financial Statements
March 31, 2009
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

            The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The interim financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in the Company's December 31, 2008 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

            In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month period ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature.

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

Note 5 - Related Party Transactions

Marshall Sterman - President and Chairman

            For the period April 1, 2007 through December 31, 2007, the Company accrued $45,000 as compensation expense for Mr. Sterman's services as President and Chairman. As of December 31, 2007, a balance of $45,000 had been accrued but remained unpaid. In March 2008, the Company issued to Mr. Sterman 6,000,000 shares of its common stock, which was valued at $60,000 as payment of the accrued salary of $45,000 and additional salary of $15,000 through March 31, 2008. For the remainder of 2008, the Company accrued an additional $35,000, which was unpaid as of December 31, 2008 and March 31, 2009.

Steven Preiss - Research Coordinator and Director

            For the period April 1, 2007 through December 31, 2007, the Company accrued, as research and development expense, $45,000 for the services of Mr. Preiss as its research coordinator. Of the $45,000, which was accrued, $35,423 was applied as payment of a loan from the Company of $29,000 with accrued interest on that loan of $6,523. The balance of $9,477 remained accrued but unpaid as of December 31, 2007. In 2008, the Company accrued an additional $25,533 for the research services of Mr. Preiss, which resulted in a balance of $35,000 owed to Mr. Preiss on December 31, 2008 and March 31, 2009.

Note 6 - Secured Note Payable

            On August 22, 2007, the Company issued a one-year, 12% secured convertible note in the principal amount of $15,000. The note was secured by all of the Company's assets and was convertible, prior to maturity, at the option of the holder, into 375,000 shares of the Company's common stock. The issuance of the note was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. On August 22, 2008, upon maturity of the note, the conversion feature expired and the note was renewed for five months with a maturity date of January 22, 2009, at which time the note was further renewed until March 31, 2009.

Note 7 - Stockholders' Deficiency

Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of March 31, 2009 and December 31, 2008, there were 54,004,176 shares of common stock issued and outstanding.  As of March 31, 2009 and December 31, 2008, no preferred shares had been issued.

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

Note 8 - Going Concern

          The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $1,200,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

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

Note 9 - Subsequent Events

            On April 13, 2009, the Company issued a total 35,725,000 shares of common stock. Of these, 19,000,000 shares were issued, in lieu of payment of $95,000 cash, for expenses that were included as a liability and reflected in the December 31, 2008 and March 31, 2009 balance sheets as Accrued expenses payable; 1,725,000 shares were issued in payment of a $15,000 secured promissory note payable and interest accrued through March 31, 2009; and the balance of 15,000,000 shares were issued for consulting services, for which $75,000 was accrued as of March 31, 2009.  The issued shares, which are restricted as to transferability, were valued at $0.005 per share, which was the last trade of the Company's common stock prior to issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

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

Market Opportunity

Orthopedic Surgery

           According to the Journal of Bone & Joint Surgery, Volume 89-A, Number 12, December 2007

           * The upward trends in the utilization of total hip and knee replacement between 1969 and 2003 detail the national need for these procedures.

           * The age and gender-adjusted incidence per 100,000 person-years significantly increased from 1971 to 2003, representing a greater than 400% increase in the incidence of total knee replacement (as compared with a 55% increase in total hip replacement during the same period).

           * The incidence increased with the patient's age for total knee replacement, except in patients more than eighty years old.

           * The largest percentage increase was in patients less than fifty years old.

           * There was a significant increase in the proportion of total knee replacements performed for the treatment of osteoarthritis, from 51% during 1971-1975 to 92% in 2000- 2003.

           * It is projected that the number of primary total knee replacements will increase from 450,400 to 3.48 million by 2030, compared with a growth in the number of primary total hip replacements from 208,600 to 572,100 during the same interval.

           * The volume of revision total knee replacements is projected to grow from 38,300 in 2005 to 268,200 in 2030 (a 600% increase).

           * The continued and rapid growth of utilization of total knee replacement reflects a trend that will require additional resources in the future.

           * This dramatically increased demand for replacement procedures will require additional discussions regarding the distribution of economic resources; the allocation of surgeons, facilities and resources; and improved operative efficiency.

           * Additionally, given the growth in the number of procedures in the younger, more active patients, implant longevity will require further enhancement.

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

Research and Development

           During 2008, our research and development expenses totaled $25,524, all of which was for services rendered by Steven Preiss, our research coordinator. In the first quarter of 2009, we did not expend cash for our research and development expense. If we are able to raise the necessary capital, we expect to substantially increase our expense for research and development in the second-half of 2009 and in 2010.

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

Three months ended March 31, 2009 and March 31, 2008 and since inception

           Sales - We did not have any sales during the three-month periods ended March 31, 2009 and March 31, 2008. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the three months ended March 31, 2009 were $77,364, compared to $66,630 in the three months ended March 31, 2008.

            Expenses in the first quarter of 2009 consisted of consulting expense, $75,000, all of which was accrued and paid in stock in April 2009, in lieu of cash; audit expense, $1,000; interest expense, $450; and miscellaneous expenses, $914.

           Expenses in the first quarter of 2008 consisted of accrued officer's compensation, $15,000, accrued compensation for research and development, $15,000; consulting expense, $35,000, of which $15,000 was accrued; interest expense, $450; and miscellaneous expenses, $1,180.

           Costs and expenses since inception, as a development stage enterprise, were $1,244,466. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the three months ended March 31, 2009 was $77,364. Net loss before taxes, for the three months ended March 31, 2008 was $66,630.

           We have not reduced our net loss, for the three months ended March 31, 2009 or for the three months ended March 31, 2008, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the three months ended March 31, 2009 was $nil (less than $0.005) per share. Net loss per share for the three months ended March 31, 2008 was also $nil.  Per share net losses for the first fiscal quarters of 2009 and 2008 were based on 54,004,176 and 30,644,286 weighted average common shares outstanding, respectively.

           Since inception, our losses through March 31, 2009 totaled $1,209,775.

Liquidity and Capital Resources

           As of March 31, 2009, our cash balance was $83.

           As of March 31, 2009, our liabilities, all of which are current liabilities or due in less than one year, totaled approximately $294,000. The liabilities consist primarily of accounts payable for professional services of approximately $74,000; accrued expenses for officer's salary and professional and consulting services, approximately $200,000; and a secured note, including accrued interest, approximately $17,000.

            On April 13, 2009, we converted approximately $187,000 of our liabilities into common stock. Previously, in March 2008, we had converted $84,000 of accrued expenses payable into common stock.   We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although, we believe that becoming an independent public company and having our common stock approved for trading on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to continue clinical trials may hold a significant risk to our shareholders.

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

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-Q, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $1,200,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities, continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products, and to acquire additional patents and licenses in both medical and non-medical fields. There can be no assurance, however, that we will be successful in accomplishing our objectives.

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

Item 4T - Controls and Procedures

            Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

             Based upon an evaluation conducted for the period ended March 31, 2009, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of March 31, 2009 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            We did not issue any shares of common stock or preferred stock in the three months ended March 31, 2009.

            As previously reported in our April 15, 2009 Form 10-K filing, we issued, on April 13, 2009, a total 35,725,000 shares of common stock. Of these, 19,000,000 shares were issued, in lieu of payment of $95,000 cash, for expenses that were included as a liability and reflected in our March 31, 2009 balance sheet as Accrued expenses payable; 1,725,000 shares were issued in payment of a $15,000 secured promissory note payable and interest accrued through March 31, 2009; and the balance of 15,000,000 shares were issued for consulting services, for which $75,000 was accrued as of March 31, 2009.  The issued shares, which are restricted as to transferability, were valued at $0.005 per share, which was the last trade of the Company's common stock prior to issuance.

             None of the above shares have been registered under the Securities Act of 1933, as amended (the “Act”), and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 of the Act, and may be sold only in compliance with the resale provisions set forth therein. .We relied upon Section 4(2) of the Act, for an exemption from registration.

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

Date: March 19, 2009