Form 10-Q
period 2009-06-30
AQUAMER MEDICAL CORP.
filed 2009-08-19
CIK 1381324

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549
Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 2009

 or

 [  ]      Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52327

(Commission file number)

AQUAMER MEDICAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3516924

(State of incorporation)	(IRS Employer Identification Number)

360 Merrimack St., Bldg 5 Lawrence, MA 01843

(Address of principal executive offices)

(781) 389-9703

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

As of August 15, 2009, there were 89,729,176 shares of the registrant's common stock outstanding.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUAMER MEDICAL CORP.
   (a development stage company)

 Balance Sheet

	June 30, 2009 (unaudited)	December 31, 2008

Assets
Current assets:
Cash	$553	$397

Total current assets	553	397

Property and equipment, net of accumulated depreciation, $6,900	-	-
Patents	100,000	100,000

	$100,553	$100,397

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts and accrued expenses payable	$110,903	$201,628
Loans from related parties	4,500	-
Secured note payable	-	15,000

Total current liabilities	115,403	216,628

Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value
200,000,000 shares authorized 89,729,176 (54,004,176 in 2008) issued and outstanding	8,973	5,400
Additional paid-in capital	1,195,147	1,010,779
Deficit accumulated during development stage	(1,218,970)	(1,132,411)

Total stockholders' deficiency	(14,850)	(116,231)

	$100,553	$100,397

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
  (a development stage company)

 Statements of Operations
  (unaudited)

	Three Months ended		Six Months ended		Period from February 4, 2000 (inception) through June 30, 2009

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$-	$-	$-	$-	$-

Costs and expenses:
General and administrative	9,130	32,580	86,044	83,760	832,003
Research and development	-	15,000	-	30,000	276,645
Depreciation	-	-	-	-	6,900
Interest, net of interest income	65	450	515	900	(6,887)
Impairment of purchase commitment	-	-	-	-	145,000

Total costs and expenses	9,195	48,030	86,559	114,660	1,253,661

Loss before other income and income taxes	(9,195)	(48,030)	(86,559)	(114,660)	(1,253,661)

Income from forgiveness of related party debt	-	-	-	-	34,691

Income (loss) before income taxes	(9,195)	(48,030)	(86,559)	(114,660)	(1,218,970)
Income taxes	-	-	-	-	-

Deficit accumulated during development stage	$(9,195)	$(48,030)	$(86,559)	$(114,660)	$(1,218,970)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	85,018,187	50,254,176	69,511,181	40,449,231

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statements of Cash Flows

	Six Months Ended June 30, 2009 (unaudited)	Six Months Ended June 30, 2008 (unaudited)	Period from February 4, 2000 (inception) through June 30, 2009

Cash flows from operating activities:
Deficit accumulated during development stage	$(86,559)	$(114,660)	$(1,218,970)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	-	-	6,900
Expenses paid by issuance of common stock	75,515	50,000	473,517
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	-	-	(106,000)
Increase in accounts and accrued expenses payable	6,700	63,000	316,161
Decrease in prepayments under supply agreement	-	-	140,000

Net cash used in operating activities	(4,344)	(1,660)	(388,392)

Cash flows from investing activities:
Purchase of equipment	-	-	(6,900)

Net cash used in investing activities	-	-	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	52,050
Proceeds from issuance of preferred stock	-	-	175,000
Proceeds from issuance of secured convertible note	-	-	15,000
Repayment of loans to related parties	-	-	(73,500)
Loans from Bellacasa Productions, Inc (parent company)	-	-	213,295
Repayment of loans from related parties	-	-	39,500
Loans to Bellacasa Productions, Inc.	-	-	(30,000)
Loans from related parties	4,500	-	4,500

Net cash generated by financing activities	4,500	-	395,845

Change in cash	156	(1,660)	553

Cash at beginning of period	397	1,773	-

Cash at end of period	$553	$113	$553

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

 Notes to Financial Statements

 June 30, 2009
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

            In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the financial position as of June 30, 2009 and 2008 and results of operations and cash flows for the three-month and six-month periods ending June 30, 2009 and 2008. All such adjustments are of a normal recurring nature.

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

Note 5 - Related Party Transactions

Marshall Sterman - President and Chairman

            For the period April 1, 2007 through December 31, 2007, the Company accrued $45,000 as compensation expense for Mr. Sterman's services as President and Chairman. As of December 31, 2007, a balance of $45,000 had been accrued but remained unpaid. In March 2008, the Company issued to Mr. Sterman 6,000,000 shares of its common stock, which were valued at $60,000 as payment of the accrued salary of $45,000 and additional salary of $15,000 through March 31, 2008. For the remainder of 2008, the Company accrued an additional $35,000, which was unpaid as of December 31, 2008 and March 31, 2009.  On April 13, 2009, the Company issued 7,000,000 shares of common stock, restricted as to transferability, in lieu of cash payment. The shares were valued at $0.005 per share. In April 2009, a party related to Mr. Sterman made a non-interest bearing temporary advance to the Company in the amount of $2,000.

Steven Preiss - Research Coordinator and Former Director

            For the period April 1, 2007 through December 31, 2007, the Company accrued, as research and development expense, $45,000 for the services of Mr. Preiss as its research coordinator. Of the $45,000, which was accrued, $35,423 was applied as payment of a loan from the Company of $29,000 with accrued interest on that loan of $6,523. The balance of $9,477 remained accrued but unpaid as of December 31, 2007. In 2008, the Company accrued an additional $25,533 for the research services of Mr. Preiss, which resulted in a balance of $35,000 owed to Mr. Preiss on December 31, 2008 and March 31, 2009.  On April 13, 2009, the Company issued 7,000,000 shares of common stock, restricted as to transferability, in lieu of cash payment. The shares were valued at $0.005 per share. In April 2009, Mr. Preiss made a non-interest bearing temporary advance to the Company in the amount of $2,500.

Note 6 - Secured Note Payable

            On August 22, 2007, the Company issued a one-year, 12% secured convertible note in the principal amount of $15,000. The note was secured by all of the Company's assets and was convertible, prior to maturity, at the option of the holder, into 375,000 shares of the Company's common stock. The issuance of the note was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. On August 22, 2008, upon maturity of the note, the conversion feature expired and the note was renewed for five months with a maturity date of January 22, 2009, at which time the note was further renewed until March 31, 2009. On April 13, 2009, the Company issued 1,725,000 as full payment of the $15,000 note plus accrued interest of $2,941.

Note 7 - Stockholders' Deficiency

Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of June 30, 2009 and December 31, 2008, there were 89,729,176 and 54,004,176 shares of common stock issued and outstanding, respectively.  As of June 30, 2009 and December 31, 2008, no preferred shares had been issued.

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

           On April 13, 2009, the Company issued 34,000,000 shares of common stock. Of these, 19,000,000 shares were issued, in lieu of payment of $95,000 cash, for expenses that were included as a liability and reflected in the December 31, 2008 and March 31, 2009 balance sheets as Accrued expenses payable including 14,000,000 shares issued to directors as described above in Note 5 - Related Parties. The balance of 15,000,000 shares were issued for consulting services, for which $75,000 was accrued as of March 31, 2009.  The issued shares, which are restricted as to transferability, were valued at $0.005 per share, which was the last trade of the Company's common stock prior to issuance.

          Issued as Payment of Promissory Note

          On April 13, 2009, the Company issued 1,725,000 shares as full payment of a secured promissory note with a principal balance of $15,000 and accrued interest of $2,941. The shares, which are restricted as to transferability  were valued at $0.005 per share for a total of $8,625 and the difference of $9,316 was credited to Stockholders’ Equity-Additional paid-in capital.

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

           The bulking agent that we have been using was created under two patents owned by Partners in Biomaterials Inc. ("PIB"), an independent third party based in California.  PIB granted us a license to certain patents, one which expired in May 2009 and the other, which will expire in July 2010. We have been seeking regulatory approval, so as to commercialize various products. In addition to entering into a patent license agreement with PIB, we also entered into a Product Supply Agreement with PIB, whereby PIB was to supply us with polymer products in accordance with an agreed upon procedure and established price.

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

Research and Development

           During 2008, our research and development expenses totaled $25,524, all of which was for services rendered by Steven Preiss, our research coordinator. In the first half of 2009, we did not expend cash for research and development. If we are able to raise the necessary capital, we expect to substantially increase our expense for research and development in the second-half of 2009 and in 2010.

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

Three months ended June 30, 2009 and June 30, 2008

           Sales - We did not have any sales during the three-month periods ended June 30, 2009 and June 30, 2008.

           Costs and Expenses - Total expenses for the three months ended June 30, 2009 were $9,195, compared to $48,030 in the three months ended June 30, 2008.

            Expenses in the second quarter of 2009 consisted of expenditure for professional services, $8,500; miscellaneous expenses, $630; and interest expense, $65

            Expenses in the second quarter of 2008 consisted of accrued officer's compensation, $15,000; accrued compensation for research and development, $15,000; accrued consulting expense, $15,000; interest expense, $450; and miscellaneous expenses, $2,580.

           Net Loss - Net loss, before taxes, for the three months ended June 30, 2009 was $9,195. Net loss before taxes, for the three months ended June 30, 2008 was $48,030.

           We have not reduced our net loss, for the three months ended June 30, 2009 or for the three months ended June 30, 2008, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the three months ended June 30, 2009 was $0.00 per share. Net loss per share for the three months ended June 30, 2008 was also $0.00.  Per share net losses for the second quarters of 2009 and 2008 were based on 85,018,187 and 50,254,176 weighted average common shares outstanding, respectively.

Six months ended June 30, 2009 and June 30, 2008 and since inception

           Sales - We did not have any sales during the six-month periods ended June 30, 2009 and June 30, 2008. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the six months ended June 30, 2009 were $86,559 compared to $114,660 in the six months ended June 30, 2008.

            Expenses in the first half of 2009 consisted of consulting fees, $75,000, all of which was paid in stock, in lieu of cash; other professional services, $9,500; interest expense, $515; and miscellaneous expenses, $1,544.

            Expenses in the first half of 2008 consisted of accrued officer's compensation, $30,000; accrued compensation for research and development, $30,000; consulting expense, $50,000, of which $15,000 was accrued; interest expense, $900; and miscellaneous expenses, $3,760.

           Costs and expenses since inception, as a development stage enterprise, were $1,253,661. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the six months ended June 30, 2009 was $86,559.   Net loss before taxes, for the six months ended June 30, 2008 was $114,660.

           Since inception, our losses through June 30, 2009 have totaled $1,218,970.

           We have not reduced our net loss, for the six months ended June 30, 2009 or for the six months ended June 30, 2008, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the six months ended June 30, 2009 was $0.00 per share. Net loss per share for the six months ended June 30, 2008 was also $0.00.  Per share net losses for the first half of 2009 and the first half of 2008 were based on 69,511,181 and 40,449,231 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of June 30, 2009, our cash balance was $553.

           As of June 30, 2009, our liabilities, all of which are current liabilities or due in less than one year, totaled approximately $115,000. The liabilities consist primarily of accounts and accrued expenses payable for professional services.

           On April 13, 2009, we converted approximately $187,000 of our liabilities into common stock. Previously, in March 2008, we had converted $84,000 of accrued expenses payable into common stock.   We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although, we believe that becoming an independent public company and having our common stock trading on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to continue clinical trials may hold a significant risk to our shareholders.

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

Item 4T - Controls and Procedures

            Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective.

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

             Based upon an evaluation conducted for the period ended June 30, 2009, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of June 30, 2009 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            As previously reported in our April 15, 2009 Form 10-K filing, we issued, on April 13, 2009, a total of 35,725,000 shares of common stock. Of these, 19,000,000 shares were issued, in lieu of payment of $95,000 cash, for expenses that were included as a liability and reflected in our March 31, 2009 balance sheet as Accrued expenses payable; 1,725,000 shares were issued in payment of a $15,000 secured promissory note payable and interest accrued through March 31, 2009; and the balance of 15,000,000 shares were issued for consulting services, for which $75,000 was accrued as of March 31, 2009.  The issued shares, which are restricted as to transferability, were valued at $0.005 per share, which was the last trade of the Company's common stock prior to issuance.

             None of the above shares have been registered under the Securities Act of 1933, as amended (the “Act”), and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 of the Act, and may be sold only in compliance with the resale provisions set forth therein..We relied upon Section 4(2) of the Act, for an exemption from registration.

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

Date: August 17, 2009