Form 10-Q
period 2009-09-30
AQUAMER MEDICAL CORP.
filed 2009-11-16
CIK 1381324

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549
Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2009

 or

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

As of November 16, 2009, there were 89,729,176 shares of the registrant's common stock outstanding.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUAMER MEDICAL CORP.
   (a development stage company)

 Balance Sheet

	September 30, 2009 (unaudited)	December 31, 2008

Assets
Current assets:
Cash	$523	$397

Total current assets	523	397

Property and equipment, net of accumulated depreciation, $6,900	-	-
Patents, net of accumulated amortization, $7,500	92,500	100,000

	$93,023	$100,397

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts and accrued expenses payable	$173,509	$201,628
Loans from related parties	5,500	-
Secured note payable	-	15,000

Total current liabilities	179,009	216,628

Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value
200,000,000 shares authorized 89,729,176 (54,004,176 in 2008) issued and outstanding	8,973	5,400
Additional paid-in capital	1,195,148	1,010,779
Deficit accumulated during development stage	(1,290,107)	(1,132,411)

Total stockholders' deficiency	(85,986)	(116,231)

	$93,023	$100,397

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
  (a development stage company)

 Statements of Operations
  (unaudited)

	Three Months ended		Nine Months ended		Period from February 4, 2000 (inception) through September 30, 2009

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Costs and expenses:
General and administrative	63,637	167,181	149,681	250,941	895,640
Research and development	-	15,000	-	45,000	276,645
Depreciation	-	-	-	-	6,900
Amortization of patent	7,500		7,500		7,500
Interest, net of interest income	-	450	515	1,350	(6,887)
Impairment of purchase commitment	-	-	-	-	145,000

Total costs and expenses	71,137	182,631	157,696	297,291	1,324,798

Loss before other income and income taxes	(71,137)	(182,631)	(157,696)	(297,291)	(1,324,798)

Income from forgiveness of related party debt	-	-	-	-	34,691

Income (loss) before income taxes	(71,137)	(182,631)	(157,696)	(297,291)	(1,290,107)
Income taxes	-	-	-	-	-

Deficit accumulated during development stage	$(71,137)	$(182,631)	$(157,696)	$(297,291)	$(1,290,107)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	89,729,176	53,118,306	76,250,513	44,672,256

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statements of Cash Flows

	Nine Months Ended September 30, 2009 (unaudited)	Nine Months Ended September 30, 2008 (unaudited)	Period from February 4, 2000 (inception) through September 30, 2009

Cash flows from operating activities:
Deficit accumulated during development stage	$(157,696)	$(297,291)	$(1,290,107)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	-	-	6,900
Amortization of patent	7,500	-	7,500
Expenses paid by issuance of common stock	75,515	170,000	473,517
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	-	-	(106,000)
Increase in accounts and accrued expenses payable	69,307	108,445	378,768
Decrease in prepayments under supply agreement	-	-	140,000

Net cash used in operating activities	(5,374)	(18,846)	(389,422)

Cash flows from investing activities:
Purchase of equipment	-	-	(6,900)

Net cash used in investing activities	-	-	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	17,500	52,050
Proceeds from issuance of preferred stock	-	-	175,000
Proceeds from issuance of secured convertible note	-	-	15,000
Repayment of loans to related parties	-	-	(73,500)
Loans from Bellacasa Productions, Inc (parent company)	-	-	213,295
Repayment of loans from related parties	-	-	39,500
Loans to Bellacasa Productions, Inc.	-	-	(30,000)
Loans from related parties	5,500	-	5,500

Net cash generated by financing activities	5,500	17,500	396,845

Change in cash	126	(1,346)	523

Cash at beginning of period	397	1,773	-

Cash at end of period	$523	$427	$523

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

 Notes to Financial Statements

 September 30, 2009
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

            The Company intends to continue to develop and exploit its existing medical device products and to acquire rights to additional promising technologies, both in medical and non-medical related fields.

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

            In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the financial position as of September 30, 2009 and 2008 and results of operations and cash flows for the three-month and nine-month periods ending September 30, 2009 and 2008. All such adjustments are of a normal recurring nature.

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

            The Company began amortizing its investment in pending patents, as of January 1, 2009, over an estimated economic life of ten years. The estimated economic life of the asset was deemed to be shorter than the statutory life.

            For the nine months ended September 30, 2009, amortization expense was $7,500.

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

Note 5 - Related Party Transactions

Marshall Sterman - President and Chairman

            For the period April 1, 2007 through December 31, 2007, the Company accrued $45,000 as compensation expense for Mr. Sterman's services as President and Chairman. As of December 31, 2007, a balance of $45,000 had been accrued but remained unpaid. In March 2008, the Company issued to Mr. Sterman 6,000,000 shares of its common stock, which were valued at $60,000 as payment of the accrued salary of $45,000 and additional salary of $15,000 through March 31, 2008. For the remainder of 2008, the Company accrued an additional $35,000, which was unpaid as of December 31, 2008 and March 31, 2009.  On April 13, 2009, the Company issued 7,000,000 shares of common stock, restricted as to transferability, in lieu of cash payment. The shares were valued at $0.005 per share. In April 2009, a party related to Mr. Sterman made a non-interest bearing temporary advance to the Company in the amount of $2,000 and in September 2009 an additional advance of $1,000.

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

Note 7 - Stockholders' Deficiency

Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of June 30, 2009 and December 31, 2008, there were 89,729,176 and 54,004,176 shares of common stock issued and outstanding, respectively.  As of September 30, 2009 and December 31, 2008, no preferred shares had been issued.

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

          Issued as Payment of Promissory Note

          On April 13, 2009, the Company issued 1,725,000 shares as full payment of a secured promissory note with a principal balance of $15,000 and accrued interest of $2,941. The shares, which are restricted as to transferability, were valued at $0.005 per share for a total of $8,625 and the difference of $9,316 was credited to Stockholders’ Equity-Additional paid-in capital.

Note 8 - Going Concern

          The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $1,300,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

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

            In June 2009, we considered offering for sale all of our medical technology assets and entering into a new business field. Upon further deliberation, we decided to continue to develop our medical technologies and to continue to seek capital to support these efforts and for the acquisition and development of additional promising technologies in both medical and non-medical fields.

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

Three months ended September 30, 2009 and September 30, 2008

           Sales - We did not have any sales during the three-month periods ended September 30, 2009 and September 30, 2008.

           Costs and Expenses - Total expenses for the three months ended September 30, 2009 were $71,137, compared to $182,631 in the three months ended September 30, 2008.

            Expenses in the third quarter of 2009 consisted of professional services, $63,007; amortization of patents, $7,500 and miscellaneous expenses, $630.

            Expenses in the third quarter of 2008 consisted of accrued officer's compensation, $15,000; accrued compensation for research and development, $15,000; consulting expense, $150,000, of which $15,000 was paid in cash, $15,000 was accrued but unpaid, and $120,000 was paid with our common stock, in lieu of cash; interest expense, $450; and miscellaneous expenses, $2,181.

           Net Loss - Net loss, before taxes, for the three months ended September 30, 2009 was $71,137. Net loss before taxes, for the three months ended September 30, 2008 was $182,631.

           We have not reduced our net loss, for the three months ended September 30, 2009 or for the three months ended September 30, 2008, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the three months ended September 30, 2009 was $0.00 per share. Net loss per share for the three months ended September 30, 2008 was also $0.00.  Per share net losses for the third quarters of 2009 and 2008 were based on 89,729,176 and 53,118,306 weighted average common shares outstanding, respectively.

Nine months ended September 30, 2009 and September 30, 2008 and since inception

           Sales - We did not have any sales during the nine-month periods ended September 30, 2009 and September 30, 2008. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the nine months ended September 30, 2009 were $157,696 compared to $297,291 in the nine months ended September 30, 2008.

           Expenses in the first nine months of 2009 consisted of professional services, $72,507; consulting fees, $75,000, all of which was paid in stock, in lieu of cash; amortization of patents, $7,500; interest expense, $515; and miscellaneous expenses, $2,174.

           Expenses in the first nine months of 2008 consisted of accrued officer's compensation, $45,000; accrued compensation for research and development, $45,000; consulting expense, $200,000, of which $17,500 was paid in cash, $42,500 was accrued but unpaid, and $140,000 was paid with our common stock, in lieu of cash; interest expense, $1,350; and miscellaneous expenses, $5,941.

           Costs and expenses since inception, as a development stage enterprise, were $1,324,798. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the nine months ended September 30, 2009 was $157,696.  Net loss before taxes, for the nine months ended September 30, 2008 was $297,291.

           Since inception, our losses through September 30, 2009 have totaled $1,290,107.

           We have not reduced our net loss, for the nine months ended September 30, 2009 or for the nine months ended September 30, 2008, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the nine months ended September 30, 2009 was $0.00 per share. Net loss per share for the nine months ended September 30, 2008 was $0.01 per share.  Per share net losses for the first nine months of 2009 and the first nine months of 2008 were based on 76,250,513 and 44,672,256 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of September 30, 2009, our cash balance was $523.

           As of September 30, 2009, our liabilities, all of which are current liabilities or due in less than one year, totaled approximately $179,000. The liabilities consist primarily of accounts and accrued expenses payable for professional services.

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

           In 2010, we plan to initiate clinical trials for the Hydropatella Implant, expand enrollment in our clinical trial for dermatology, file for an Investigational Device Exemption, initiate a small clinical trial for stress urinary incontinence, and file for an investigational device exemption for gastroesophageal reflux disease.  The cost to carry out these activities will be approximately $1,500,000 during 2010 and 2011.  Depending on when the activities commence in 2010, the approximate cost for the fiscal year ending December 31, 2010 will be $600,000. We plan to raise the necessary funds through investment banks and/or private investors. There can be no assurance, however, that we will be successful in raising the necessary capital.

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

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-Q, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $1,300,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities, continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products, and to acquire additional patents and licenses in both medical and non-medical fields. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           In the years ending December 31, 2008 and 2009, we did not make any capital expenditures and we do not expect to make significant capital expenditures in 2010.

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

Item 4T - Controls and Procedures

            Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective.

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

             Based upon an evaluation conducted for the period ended September 30, 2009, Marshall Sterman who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of September 30, 2009 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 16, 2009