Form 10-K
period 2009-12-31
AQUAMER MEDICAL CORP.
filed 2010-04-15
CIK 1381324

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 Form 10-K

[X]      Annual Report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934
 For the fiscal year ended December 31, 2009

or

[  ]      Transitional Report under Section 13 or 15(d) of the
  Securities Exchange Act of 1934

000-52327

Commission file number

AQUAMER MEDICAL CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	04-3516924

(State of incorporation)	(IRS Employer Identification Number)

23 Wallace Street, Suite 408 Red Bank, NJ 07701

(Address of principal executive office)

(732) 224-9193

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

Aquamer Medical Corp. did not have any revenue for the year ended December 31, 2009.

As of April 15, 2010, there were 115,629,176 shares of Aquamer Medical Corp. common stock outstanding.

The aggregate market value of the stock held by non-affiliates (62,287,559 shares) computed by reference to the closing price of such stock ($0.18), as of April 14, 2010, was $11,211,761.

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

            In March 2010, through our newly formed wholly owned subsidiary, Aquamer Shipping Corp., we purchased the intellectual property and manufacturing process for the production of shipping liners to be marketed to the intermodal container shipping industry.

Business Overview

           Aquamer Medical Corp. is focused on early stage innovative technology development. We seek technologies that are at the pre-market stage or have just entered the market. An integral part of our business plan is to evaluate and pursue innovative new technologies to bring under our corporate structure with the intention of creating subsidiary entities that generate sustainable revenue and earnings.

            We are a clinical development stage company with a platform technology that builds on over ten years of scientific effort.  We intend our water-based injectable products to be utilized as a bulking agent in the respective fields of use. We believe that our products will have competitive advantages pertaining to increased maintenance of efficacy or tissue "bulking," safety, ease of injection and non-cumbersome operational management issues associated with shipping and storage.  Inherent in our technology is its biocompatibility, non-immunogenicity and lack of migration/absorption.  We seek to become a leading provider of minimally invasive injectable modalities for dermatology, urology, gastroenterology and orthopedic surgery.

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

           The bulking agent that we have been using was created under two patents owned by Partners in Biomaterials Inc. ("PIB"), an independent third party based in California.  PIB granted us a license to the patents, which expired in May 2009 and will expire in July 2010. We have been seeking regulatory approval, so as to commercialize various products. In addition to entering into a patent license agreement with PIB, we also entered into a Product Supply Agreement with PIB, whereby PIB was to supply us with polymer products in accordance with an agreed upon procedure and established price.

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

Research and Development

           During 2008, our research and development expenses totaled $25,524, all of which was for services rendered by Steven Preiss, our research coordinator. In 2009, we deferred our research and development expenses due to our lack of financial resources. If we are able to raise the necessary capital, we expect to substantially increase our expense for research and development in 2010.

Aquamer Shipping

           In March 2010, our wholly-owned subsidiary Aquamer Shipping Corp. purchased the technology enabling us to enter the intermodal shipping liner business.  Our unique proprietary product will be called the "A1 Liner" and is designed to protect the cargo within the container from moisture encountered from rain or the accumulation of condensation. Additionally, the product's metallic formulation limits heat spikes during transport and protects the cargo being shipped from being contaminated by sour odors left over from previous shipments. Recently published shipping industry data indicates that as of the end of 2005, the year for which the most recently available data is published, there were approximately 18 million shipping containers that made more than 200 million trips. We believe a large percentage of these transports involved the shipment of products that could be better protected through the use of the A1 Liner.

Additional Acquisitions of Intellectual Property

            We are actively pursuing the acquisition of additional patents and licenses for promising and innovative technologies in medical and non-medical fields that have the potential to generate revenues in a relatively short time period. There is no assurance that we will able to complete the acquisition of any such intellectual property.

Employees

           At present, we have three employees. We also utilize independent contractors and consultants from time to time to assist us with our compliance requirements.

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

HEALTHCARE REFORM LEGISLATION COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

           If national healthcare reforms, or other legislation or regulations impose limits on the number or type of allowable medical products or restrict a physician's ability to select specific products used in patient procedures, such changes could have a material adverse effect on the demand for our products. In the United States, there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry. These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

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

Item 1B - Unresolved Staff Comments

            None

Item 2 - Description of Property

           In March 2010, we relocated our offices to 23 Wallace St., Suite 408, Red Bank, New Jersey 07701.  The offices are adequate for our current operations,

Item 3 - Legal Proceedings

           We are not party to any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2009.

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

Quarter Ending	High	Low

June 30, 2008	0.18	0.06
September 30, 2008	0.09	0.02
December 31, 2008	0.05	0.02

March 31, 2009	0.0300	0.0050
June 30, 2009	0.0150	0.0090
September 20, 2009	0.0300	0.0030
December 31, 2009	0.0085	0.0085

Shareholders

            As of April 13, 2010, we had approximately 130 shareholders of our common stock.

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

Changes in Securities and Use of Proceeds

Common Stock

            Stock Issuances

            We did not issue any additional shares of our common stock during the fourth fiscal quarter of 2009. As of December 31, 2009, we had a total of 89,729,176 shares of common stock issued and outstanding.

            In March 2010, we issued 15,000,000 shares of common stock to ThermaFreeze Products Corporation to acquire certain technology related to the design and development of metalized liners.

            In April 2010, we issued 10,900,000 shares of common stock to various individuals for services.

            The issued shares are restricted as to transferability and were issued in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients represented to us that the securities were being acquired for investment purposes.

            As of April 15, 2010, we had 115,629,176 shares of common stock outstanding.

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

Years ended December 31, 2009 and December 31, 2008 and since inception

           Sales - We did not have any sales during the years ended December 31, 2009 and 2008. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the year ended December 31, 2009 were $310,398 compared to $289,470 in the year ended December 31, 2008. Expenses in 2009 consisted of general and administrative expenses, $254,883; interest expense, $515; patent amortization expense, $10,000; and patent impairment, $45,000.  Expenses for 2008 included general and administrative expenses, $262,146; research and development, $25,524; and interest expense, $1,800.

           In 2009, general and administrative expenses consisted primarily of professional and consulting fees which totaled approximately $248,000, of which $75,000 was paid in stock.

           In 2008, general and administrative expenses consisted primarily of professional and consulting fees, $206,500, of which $140,000 was paid in stock in lieu of cash in 2008 and $50,000 was accrued, but unpaid, at year-end; and officer's salary, $50,000, all of which was accrued, but unpaid, at year end. Research and development expenses of approximately $26,000 were also accrued by us, but unpaid.

           Costs and expenses since inception, as a development stage enterprise, were $1,477,500. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the year ended December 31, 2009 was $310,398. Net loss before taxes, for the year ended December 31, 2008 was $289,470.

           Since inception, our losses, through December 31, 2009, have totaled $1,442,809.

           We have not reduced our net loss, for the fiscal year ended December 31, 2009, or for the fiscal year ended December 31, 2008, by any tax benefit, consequently, for both years, our net loss was the same before and after taxes.

           Net loss per share for the year ended December 31, 2009, was $ NIL per share. Net loss per share for the year ended December 31, 2008, was $0.01.  Per share net losses for 2009, and 2008, were based on 79,620,179 and 47,005,236 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of December 31, 2009, our cash balance was $493.

           As of December 31, 2009, our liabilities, all of which are current liabilities or due in less than one year, totaled $283,525. The liabilities consist of accounts and accrued expenses payable primarily for professional services.

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

           In 2010, we plan to initiate clinical trials for the Hydropatella Implant, expand enrollment in our clinical trial for dermatology, file for an Investigational Device Exemption, initiate a small clinical trial for stress urinary incontinence, and file for an Investigational Device Exemption for gastroesophageal reflux disease and fund our new subsidiary, Aquamer Shipping Corp.  The cost to carry out these activities will be approximately $1,500,000 during the two-year period.  Depending on when the activities commence in 2010, the approximate cost for the fiscal year ending December 31, 2010 will be $1,000,000. We plan to raise the necessary funds through investment banks and/or private investors. There can be no assurance, however, that we will be successful in raising the necessary capital.

           We are actively pursuing the acquisition of additional patents and licenses for promising and innovative technologies in medical and non-medical fields that have the potential to generate revenues in a relatively short time period. There is no assurance that we will able to complete the acquisition of any such additional intellectual property.

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-K, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $1,443,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities, continuing our research and development efforts and pursuing clinical trials to obtain the necessary approvals to market our products, and to acquire additional patents and licenses in both medical and non-medical fields. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           In the year ended December 31, 2009, we did not make any capital expenditures. We expect to make a capital expenditure in 2010 of approximately $200,000 for production equipment for our newly formed Aquamer Shipping subsidiary.

Item 8 - Financial Statements and Supplementary Data

            Our audited financial statements for the fiscal years ended December 31, 2009 and December 31, 2008 follow Item 15, beginning at page F-1, following Part IV.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 9A - Controls and Procedures

             Evaluation of Disclosure Controls and Procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. This evaluation was accomplished under the supervision and with the participation of Marshall Sterman, our then chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to him.

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

             Based upon an evaluation conducted for the period ended December 31, 2009, Marshall Sterman who at that date served as our Chief Executive Officer and Acting Chief Financial Officer (which duties included that of principal accounting officer) as of December 31, 2009 and together with Mr. Richard Falcone, our newly hired Chief Executive Officer and Acting Chief Financial Officer, as of the date of this Report, both have concluded that as of the end of the period covered by this report, they have identified the following material weakness of our internal controls:

             ·     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
             ·     Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

             In order to remedy our existing internal control deficiencies, as soon as our finances permit, we will hire a full-time Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

             Report of Management on Internal Control over Financial Reporting

             Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

             Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

             Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

             Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

             This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

             Changes in Internal Control over Financial Reporting

             We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

            None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

            The following is a list of our directors and executive officers, their respective ages and the positions they hold with us.

Name	Age	Positions

Richard Falcone	57	President, Chief Executive Officer and Director
Marshall Sterman	78	Chairman of the Board of Directors

            Pursuant to our bylaws, all directors are elected to a term of one year, and hold such office until the next meeting of the shareholders or until their successors are elected and qualified. The executive officers serve at the pleasure of the Board.

            The following is a brief description of the backgrounds of our executive officer and our directors..

           Richard Falcone has been President, Chief Executive Officer and Director of Aquamer since February 2010. He is also the Acting Chief Financial Officer of ThermaFreeze Products Corporation. He had previously been Chief Financial Officer of the The A Consulting Team, a publicly traded technology company and had been Chief Executive Officer and Director of Tasker Products Corp., a publicly traded manufacturer and distributor of antimicrobial products and has been a director of Assured Pharmacy, Inc. Mr. Falcone was formerly the Chief Financial Officer of Bed, Bath & Beyond Inc. and had been Director of Internal Finance and Operations for Tiffany and Co.  Mr. Falcone is a Certified Public Accountant and is a graduate of the University of Vermont.

           Marshall Sterman served as President and a member of our Board of Directors beginning in August 2006, at which time Aquamer was a wholly owned subsidiary of Bellacasa. He continued in those positions when Aquamer became an independent public company in March 2007. In February 2010, he resigned his executive positions but continues as our Board Chairman.  Since 1986, Mr. Sterman has been the President of The Mayflower Group, LTD., a merchant banking firm.  He also is a member of the Board of Directors of Medical Solutions Management, Inc., and serves as Chairman of WiFiMed Holdings Company, Inc. (formerly Bellacasa).  Mr. Sterman is a graduate of Brandeis University and received his MBA from Harvard University.

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

            We believe that all required filings had been made for the year ended December 31, 2009 except for certain filings by Peter Johnson, as trustee of certain trusts. We have been informed that the required filings are being prepared and should be filed shortly.

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

Item 11 - Executive Compensation

Summary Compensation Table

            The following table provides summary information for the fiscal years 2007, 2008 and 2009 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Marshall Sterman, our Chairman of the Board and former President and Steven Preiss, our Research Coordinator and former member of our Board of Directors.

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Marshall Sterman President and Director	2007	$ 45,000	(1)	0	0	0	0	0
	2008	50,000	(2)	0	0	0	0	0
	2009	0	(3)	0	0	0	0	45,000(4)

Steven Preiss	2007	45,000	(5)	0	0	0	0	0
Research Coordinator and Director	2008	25,524	(6)	0	0	0	0	0
	2009	0	(6)	0	0	0	0	0

            (1) Salary was accrued but unpaid as of December 31, 2007. In 2008, Mr. Sterman received 4,500,000 shares, valued at $45,000, in lieu of cash payment.

            (2) In 2008, Mr. Sterman received 1,500,000 shares, valued at $15,000, in lieu of cash payment. An additional $35,000 was accrued but unpaid at December 31, 2008.

            (3) In April 2009, payment was made in shares for salary previously accrued but unpaid.

            (4) A firm, of which Mr. Sterman is president, billed the Company $45,000 for consulting services in October and November 2009. As of December 31, 2009, the full amount was unpaid.

            (5) Of this amount, $35,423 was applied to payment of a loan from the Company of $29,000 plus accrued interest of $6,524. The balance of $9,476 was accrued but unpaid as of December 31, 2007 and remained unpaid as of December 31, 2008. In April 2009, payment was made in shares, in lieu of cash payment of $9,476.

            (6) This amount was accrued but unpaid at December 31, 2008. In April 2009 payment was made in shares, in lieu of cash payment of $25,524.

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

 Item 12 - Security Ownership of Certain Beneficial Owners and Management

            As of April 13, 2010, there were 115,629,176 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            The following table describes certain information regarding certain individuals who beneficially owned our common stock on April 13, 2010. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

            The persons included in the following table are known to us to beneficially own or exercise voting control over 5% or more of our common stock; each of our officers and directors; and all executive officers and directors as a group.

Name and address	Common Shares Owned		% Common Shares Owned

Marshall Sterman	12,096,852	(1)	10.5%
c/o Aquamer Medical Corp. 23 Wallace St., Suite 408 Red Bank, NJ 07701
Director

Richard Falcone	0	(2)	0.0%
c/o Aquamer Medical Corp.
23 Wallace St., Suite 408
Red Bank, NJ 07701
Officer and Director

Peter Johnson, Trustee	26,244,765	(3)	22.7%
Nixon Peabody LLP
100 Summer Street
Boston, MA 02110

Frank Magliochetti Irrevocable QTIP Trust	16,725,000	(3)	16.0%
Peter Johnson, Trustee
Nixon Peabody LLP
100 Summer Street
Boston, MA 02110

ThermaFreeze Products Corporation.	15,000,000	(2)	13.0%
5770 I-10 Industrial Parkway
Theodore, AL 36582-1666

Harry Pack	8,903,898		7.7%
2789 NE 5th St.
Pompano Beach, FL 33062

All Officers and Directors	12,096,852		10.5%
(-2- persons) as a group

            (1)   Includes 288,799 shares owned by Mr. Sterman's spouse; and 288,799 shares owned by The Mayflower Group, LTD.

            (2)   Mr. Falcone, the President, Chief Executive Officer and Acting Chief Financial Officer of Aquamer Medical Corp. presently serves as Acting Chief Financial Officer of ThermaFreeze Products Corporation.

            (3)   Mr. Johnson, as trustee, has sole voting, investment and dispositive authority as to the 16,750,000 shares owned by the Frank Magliochetti Irrevocable QTIP Trust. In addition, he has sole voting and investment and dispositive authority as to 2,902,476 shares owned by an estate of which he is the executor. He also shares voting, investment and dispositive authority as to three separate trusts owning a total of 6,617,289 shares.

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

 Item 13 - Certain Relationships and Related Party Transactions

            Marshall Sterman - President and Chairman

            For the period April 1, 2007 through December 31, 2007, the Company accrued $45,000 as compensation expense for Mr. Sterman's services as President and Chairman. As of December 31, 2007, a balance of $45,000 had been accrued but remained unpaid. In March 2008, the Company issued to Mr. Sterman 6,000,000 shares of its common stock, which were valued at $60,000 as payment of the accrued salary of $45,000 and additional salary of $15,000 through March 31, 2008. For the remainder of 2008, the Company accrued an additional $35,000, which was unpaid as of December 31, 2008 and March 31, 2009. On April 13, 2009, the Company issued 7,000,000 shares of common stock, restricted as to transferability, in lieu of cash payment. The shares were valued at $0.005 per share. During the months of October and November 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of December 31, 2009, the balance of $45,000 remains accrued and unpaid.

            In 2009, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $3,563. As of December 31, 2009, the balance owed this related party was $9,063.

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

Item 14 - Principal Accountant Fees and Services

            For fiscal years 2008 and 2009, our principal accountant, Michael F. Cronin, CPA, provided audit services and billed us $3,000 and $3,500, respectively. The only professional services rendered by Michael F. Cronin, CPA were audit services. He did not provide audit-related services, tax services or other services during the two fiscal years.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

See Exhibit Index attached to this Form 10-K.

Financial Statements

AQUAMER MEDICAL CORP.
  (a development stage company)

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheet as of December 31, 2009 and December 31, 2008	F-3

Statements of Operations for the years ended December 31, 2009 and	F-4
December 31, 2008 and for the period from inception (February 4, 2000)
through December 31, 2009

Statements of Stockholders' Deficiency from inception (February 4, 2000)	F-5
through December 31, 2009

Statements of Cash Flows for the years ended December 31, 2009 and	F-6
December 31, 2008 and for the period from inception (February 4, 2000)
through December 31, 2009

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aquamer Medical Corp.

           I have audited the accompanying balance sheet of Aquamer Medical Corp., a development stage company, (the "Company") as of  December 31, 2009 and December 31, 2008 and the related statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2009 and 2008 and for the cumulative development stage period of February 4, 2000 through December 31, 2009. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

           In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquamer Medical Corp. as of December 31, 2008 and December 31, 2009 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years ended December 31, 2009 and 2008 and for the cumulative development stage period of February 4, 2000 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has experienced net operating losses since inception totaling approximately $1,443,000. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando, Florida
April, 15, 2010

AQUAMER MEDICAL CORP.
  (a development stage company)

 Balance Sheet

	December 31, 2009	December 31, 2008

Assets
Current assets:
Cash	$493	$397

Total current assets	493	397

Property and equipment, net of accumulated depreciation, $6,900	-	-
Patents	45,000	100,000

	$45,493	$100,397

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$149,519	$68,503
Accrued expenses payable	123,100	128,126
Due to related parties	11,563	5,500
Secured note payable	-	15,000

Total current liabilities	284,182	181,035

Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value
200,000,000 shares authorized 89,729,176 shares, issued and outstanding (54,004,176 in 2008)	8,973	5,400
Additional paid-in capital	1,195,147	1,010,779
Deficit accumulated during development stage	(1,442,809)	(1,132,411)

Total stockholders' deficiency	(238,689)	(116,232)

	$45,493	$100,397

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

 Statements of Operations

		Year ended		February 4, 2000 (inception) through December 31, 2009

		December 31, 2009	December 31, 2008

Revenue		$-	$-	$-

Costs and expenses:
General and administrative		254,883	262,146	1,000,842
Research and development			25,524	276,645
Depreciation		-	-	6,900
Amortization of patent		10,000		10,000
Interest, net of interest income		515	1,800	(6,887)
Impairment of purchase commitment		-	-	145,000
Impairment of patent		45,000		45,000

Total costs and expenses		310,398	289,470	1,477,500

Loss before other income and income taxes		(310,398)	(289,470)	(1,477,500)

Income from forgiveness of related party debt		-	-	34,691

Loss before income taxes		(310,398)	(289,470)	(1,442,809)
Income taxes		-	-	-

Deficit accumulated during development stage		$(310,398)	$(289,470)	$(1,442,809)

Basic and diluted loss per share	$	(NIL )	$(0.01)

Weighted average number of shares outstanding		79,620,179	47,005,236

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	February 4, 2000 (inception) through December 31, 2009

Cash flows from operating activities:
Deficit accumulated during development stage	$(310,398)	$(289,470)	$(1,442,809)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	-	-	6,900
Amortization of patent	10,000	-	10,000
Expenses paid by issuance of common stock	75,515	170,000	473,517
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	-	-	(106,001)
Increase in accounts payable and accrued expenses	173,906	100,594	483,378
Decrease in prepayments under supply agreement	-	-	140,000
Decrease in patents	45,000		45,000

Net cash used in operating activities	(5,967)	(18,876)	(390,015)

Cash flows from investing activities:
Purchase of equipment	-	-	(6,900)

Net cash used in investing activities	-	-	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock		17,500	52,050
Proceeds from issuance of preferred stock	-	-	175,000
Proceeds from issuance of secured convertible note	-	-	15,000
Repayment of loans to related parties	-	-	(73,500)
Loans from former parent company	-	-	213,295
Repayment of related party loans	-	-	39,500
Loans to Bellacasa Productions, Inc.	-	-	(30,000)
Loans from related parties	6,063		6,063

Net cash generated by financing activities	6,063	17,500	397,408

Change in cash	96	(1,376)	493

Cash at beginning of period	397	1,773	-

Cash at end of period	$493	$397	$493

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statement of Stockholders' Deficiency
	Preferred A		Preferred B		Common			Deficit Accumulated During Development Stage

	Shares	Par Value	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital

Balance at February 4, 2000 (inception)	0	$0	0	$0	0	$0	$0	$0

Series A Preferred issued for cash, Feb 2000 @ $.01 per share	9,000,000	900					99,100
Contributed capital							50
Series B Preferred issued for services, Jun 2000 @ fair value - $.25 per share			108,800	11			27,189
Series B Preferred issued for cash, Sep 2000 @ $.25 per share			700,000	70			174,930
Net Loss								(154,940)

Balance at December 31, 2000	9,000,000	900	808,800	81	0	0	301,269	(154,940)

Net Loss								(39,806)

Balance at December 31, 2001	9,000,000	900	808,800	81	0	0	301,269	(194,746)

Net Loss								(111,482)

Balance at December 31, 2002	9,000,000	900	808,800	81	0	0	301,269	(306,228)

Conversion to common stock	(9,000,000)	(900)	(808,800)	(81)	9,808,800	981	0
Issued in settlement of related party amounts, Jan 2003 for actual costs @ $.03 per share					99,500	10	3,125
Shares issued in connection with stock split, Sep 2003					13,677,348	1,368	(1,368)
Net Loss								(3,921)

Balance at December 31, 2003	0	0	0	0	23,585,648	2,359	303,026	(310,149)

Shares issued for cash, Sep/Oct 2004 @ $.0375 per share					920,000	92	34,408
Shares issued in connection with stock split, Oct 2004					318,500	31	(32)
Shares issued for consulting services, Oct 2004 for fair value @ $.0375 per share					3,680,000	368	137,632
Net Loss								(143,417)

Balance at December 31, 2004	0	0	0	0	28,504,148	2,850	475,034	(453,566)

Net Loss								(30,931)

Balance at December 31, 2005	0	0	0	0	28,504,148	2,850	475,034	(484,497)

Net Loss								(43,086)

Balance at December 31, 2006	0	0	0	0	28,504,148	2,850	475,034	(527,583)

Fractional shares issued in spin-off, March 2007					28
Shares issued for licensing fee,
Nov 2007 for fair value @$0.01 per share					250,000	25	2,475
Contribution of capital by former parent							183,295
Net Loss								(315,358)

Balance at December 31, 2007	0	0	0	0	28,754,176	2,875	660,804	(842,941)

Shares issued for services
Mar 2008 for fair value @$0.01 per share					11,500,000	1,150	113,850
Shares issued for patent Mar 2008 for fair value @$0.01 per share					10,000,000	1,000	99,000
Shares issued for services Jul 2008 for fair value @$0.06 per share					2,000,000	200	119,800
Shares issued for cash
Aug 2008 @$0.01 per share					1,750,000	175	17,325
Net Loss								(289,470)

Balance at December 31, 2008	0	0	0	0	54,004,176	5,400	1,010,779	(1,132,411)

Shares issued for services
Apr 2009 for fair value @$0.005 per share					34,000,000	3,400	166,600
Shares issued for payment of note plus interest					1,725,000	173	17,768
Net Loss								(310,398)

Balance at December 31, 2009	0	$0	0	$0	89,729,176	$8,973	$1,195,147	$(1,442,809)

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

 Notes to Financial Statements
Year Ended December 31, 2009

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

              In March 2010, the Company's newly formed wholly-owned subsidiary, Aquamer Shipping Corp. purchased proprietary technology to enter the intermodal shipping liner business.

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

              Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $0 and $0 for fiscal years 2009 and 2008.

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

              Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

              Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

              Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

              Fair Value Hierarchy:  FASB ASC 820  specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company's own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

FASB ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

              The Company measures fair value as an exit price using the procedures described for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

              Earnings per Common Share:

              Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the Company's securities. The Company had no outstanding stock options or convertible securities at December 31, 2009 and December 31, 2008.

Recent Accounting Pronouncements

              In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the "Codification") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

              In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on January 1, 2010. SFAS 165 affects disclosures only

              Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

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

              The Company has approximately $600,000 in net operating loss carryovers resulting in approximately $200,000 in deferred tax assets available.  These carryovers expire at various dates through the year 2030. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Management has determined that it more likely than not that the net operating loss carry-forwards will not be utilized; therefore a valuation allowance against the related deferred tax asset has been provided.

Uncertain Tax Positions

              The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Note 4 - Acquired Patents and Impairment of Patents

              In March 2008, the Company acquired all rights, title and interest in the pending U.S. Patent for the Hydropatella Implant.  The invention, which is the subject of the Patent, relates to an improved patella (kneecap) with improved biocompatible properties such as high surface lubricity, reduced component-to-component wear, and drug delivery capabilities. The implant has reached technological feasibility and will be subject to extensive regulation by United States and foreign governmental authorities. In particular, medical devices are subject to rigorous preclinical, nonclinical and clinical testing and other approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act. The patent rights were acquired for 10 million shares of the Company's common stock that were valued at $0.01 per share, or a total of $100,000.

              The Company's policy requires a review of the carrying value of long-lived assets, including patents, goodwill, and other intangible assets, on an annual basis, or when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. In assessing the recoverability of long-lived assets, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flow, and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the assessment of recoverability. Changes in economic and operating conditions impacting these assumptions could result in impairment in future periods.

              The Company determined as part of its annual review of carrying value, that 50% of the net carrying value ($90,000) of the pending U.S. Patent for the Hydropatella Implant at December 31, 2009 was impaired and, correspondingly, took a charge of $45,000 to earnings for the year ended December 31, 2009.

              The Company began amortizing its investment in pending patents, as of January 1, 2009, over an estimated economic life of ten years. The estimated economic life of the asset was deemed to be shorter than the statutory life. For the year ended December 31, 2009, amortization expense was $10,000.

	Economic Life	2009	2008

Patented Technology	10 years	$ 55,000	$ 100,000
Accumulated amortization		(10,000)	0
Net carrying value		$ 45,000	$ 100,000

Actual and Expected Amortization for each of the next 5 years is as follows:
		2009	2008

	Actual	$ 10,000	$ 0
	Expected:
	2010	5,000
	2011	5,000
	2012	5,000
	2013	5,000
	2014	5,000

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

Note 6 - Related Party Transactions

Marshall Sterman - President and Chairman

            For the period April 1, 2007 through December 31, 2007, the Company accrued $45,000 as compensation expense for Mr. Sterman's services as President and Chairman. As of December 31, 2007, a balance of $45,000 had been accrued but remained unpaid. In March 2008, the Company issued to Mr. Sterman 6,000,000 shares of its common stock, which were valued at $60,000 as payment of the accrued salary of $45,000 and additional salary of $15,000 through March 31, 2008. For the remainder of 2008, the Company accrued an additional $35,000, which was unpaid as of December 31, 2008 and March 31, 2009.  On April 13, 2009, the Company issued 7,000,000 shares of common stock, restricted as to transferability, in lieu of cash payment. The shares were valued at $0.005 per share. During the months of October and November 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of December 31, 2009, the balance of $45,000 remains accrued and unpaid.

            In 2009, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $3,563.

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

Note 7 - Secured Note Payable

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

Note 8 - Stockholders' Deficiency

Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of December 31, 2009 and December 31, 2008, there were 89,729,176 and 54,004,176 shares of common stock issued and outstanding, respectively.  As of December 31, 2009, no preferred shares had been issued.

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

           On April 13, 2009, the Company issued 34,000,000 shares of common stock. Of these, 19,000,000 shares were issued, in lieu of payment of $95,000 cash, for expenses that were included as a liability and reflected in the December 31, 2008 and March 31, 2009 balance sheets as Accrued expenses payable including 14,000,000 shares issued to directors as described above in Note 6 - Related Parties. The balance, 15,000,000 shares, was issued for consulting services, for which $75,000 was accrued as of March 31, 2009.  The issued shares, which are restricted as to transferability, were valued at $0.005 per share, which was the last trade of the Company's common stock prior to issuance.

          Issued as Payment of Promissory Note

          On April 13, 2009, the Company issued 1,725,000 shares as full payment of a secured promissory note with a principal balance of $15,000 and accrued interest of $2,941. The shares, which are restricted as to transferability, were valued at $0.005 per share for a total of $8,625 and the difference of $9,316 was credited to Stockholders' Equity-Additional paid-in capital.

Note 9 - Due to/from Former Parent Company

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

Note 10 - Property and Equipment

          Property and equipment consists of the following:

	December 31, 2009	December 31, 2008

Equipment	$6,900	$6,900
Less: accumulated depreciation	(6,900)	(6,900)

	$0	$0

Note 11 - Going Concern

             The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $1,443,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

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

Note 12 - Subsequent Events

            In March 2010, the Company, through its wholly-owned subsidiary Aquamer Shipping Corp., consummated an asset acquisition in which it acquired certain technology related to the design and development of metalized liners potentially to be offered for sale in the intermodal shipping market. Pursuant to the terms of the Asset Purchase Agreement, the Company acquired all of the technology, manufacturing processes, marketing material and a nominal amount of inventory associated with the product development for a purchase price consisting of a 120-day promissory note in the principal amount of $100,000 and 15,000,000 shares of common stock of the Company.

            In April 2010, the Company issued 10,900,000 shares of common stock to various individuals for services.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

            See Exhibit Index attached to this Form 10-K.

Signatures

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer Medical Corp.

(Registrant)

By:	/s/ Richard Falcone

Richard Falcone President and Chief Executive Officer

Date:	April 15, 2010

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Falcone

Richard Falcone Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 15, 2010

By:	/s/ Marshall Sterman

Marshall Sterman Chairman of the Board

Date:	April 15, 2010

Exhibits

Exhibit No.		Description

2.1	*(1)	Certificate of Incorporation
2.2	*(1)	By-laws
10.1	*(2)	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.2	*(2)	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.3	*(4)	Patent Purchase Agreement between Phillips Capital and Aquamer Medical Corp dated as of March 24, 2008
10.4	*(5)	Asset Purchase Agreement by and among Thermafreeze Products Corporation, Aquamer Medical Corp. and Aquamer Shipping Corp., dated March 21, 2010
10.5	*(5)	Consultant Services Agreement between Thermafreeze Products Corporation (assumed by Aquamer) and Thomas Belina, effective as of October 1, 2009
12.1	*(3)	Joint Disclosure Statement in the definitive proxy statement on Schedule 14C filed by Bellacasa Productions, Inc. on February 1, 2007
14.1	*(2)	Code of Business Conduct filed by Bellacasa Productions, Inc.
21.0	*	Subsidiaries of Registrant
31.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

            * Filed herewith

            *(1) Previously filed on November 20, 2006, as an exhibit to Form 10-SB of Aquamer.
            *(2) Previously filed on March 31, 2006, as an exhibit to Form 10-KSB of Bellacasa.
            *(3) Previously filed on February 5, 2007, as an exhibit to Form 10-SB/A of Aquamer.
            *(4) Previously filed on March 25, 2008, as an exhibit to Report on Form 8-K of Aquamer.
            *(5) Previously filed on March 25, 2010, as an exhibit to Report on Form 8-K of Aquamer.