Form 10-Q
period 2010-03-31
AQUAMER MEDICAL CORP.
filed 2010-05-17
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2010

 or

 [  ]      Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52327

(Commission file number)

AQUAMER MEDICAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3516924

(State of incorporation)	(IRS Employer Identification Number)

23 Wallace Street, Suite 408 Red Bank, NJ 07701

(Address of principal executive offices)

(732) 224-9193

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

As of May 15, 2010, there were 118,379,176 shares of the registrant's common stock outstanding.

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
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4T	Controls and Procedures

PART II OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUAMER MEDICAL CORP.
  (a development stage company)

 Consolidated Balance Sheets

	March 31, 2010 (unaudited)	December 31, 2009

Assets
Current assets:
Cash	$733	$493

Total current assets	733	493

Property and equipment, net of accumulated depreciation, $6,900	2,500	-
Patents (net)	43,750	45,000
Goodwill	847,500	-

	$894,483	$45,493

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$169,219	$149,519
Accrued expenses payable	124,767	123,100
Due to related parties	16,795	11,563
Note payable – ThermaFreeze Products Corporation.	100,000	-

Total current liabilities	410,781	284,182

Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value
200,000,000 shares authorized 104,729,176 shares, issued and outstanding (89,729,176 in 2009)	10,473	8,973
Additional paid-in capital	1,943,647	1,195,147
Deficit accumulated during development stage	(1,470,418)	(1,442,809)

Total stockholders' equity (deficiency)	483,702	(238,689)

	$894,483	$45,493

See accompanying notes to consolidated financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

 Consolidated Statements of Operations

		Three Months Ended			February 4, 2000 (inception) through March 31, 2010 (unaudited)

		March 31, 2010 (unaudited)		March 31, 2009 (unaudited)

Revenue		$-		$-	$-

Costs and expenses:
General and administrative		26,192		76,914	1,027,034
Research and development		-		-	276,645
Depreciation		-		-	6,900
Amortization of patent		1,250			1,250
Interest, net of interest income		167		450	(6,720)
Impairment of purchase commitment		-		-	145,000
Impairment of patent		-		-	45,000

Total costs and expenses		27,609		77,364	1,505,109

Loss before other income and income taxes		(27,609)		(77,364)	(1,505,109)

Income from forgiveness of related party debt		-		-	34,691

Loss before income taxes		(27,609)		(77,364)	(1,470,418)
Income taxes		-		-	-

Deficit accumulated during development stage		$(27,609)		$(77,364)	$(1,470,418)

Basic and diluted loss per share	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		91,395,843		54,004,176

See accompanying notes to consolidated financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2010 (unaudited)	Three Months Ended March 31, 2009 (unaudited)	February 4, 2000 (inception) through March 31, 2010 (unaudited)

Cash flows from operating activities:
Deficit accumulated during development stage	$(27,609)	$(77,364)	$(1,470,418)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	-	-	6,900
Impairment of patent	-		45000
Amortization of patent	1,250	-	11,250
Expenses paid by issuance of common stock	-	-	473,517
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	-	-	(106,001)
Increase in accounts payable and accrued expenses	21,367	77,050	499,245
Decrease in prepayments under supply agreement	-	-	140,000

Net cash used in operating activities	(4,992)	(314)	(400,507)

Cash flows from investing activities:
Purchase of equipment	-	-	(6,900)

Net cash used in investing activities	-	-	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	52,050
Proceeds from issuance of preferred stock	-	-	175,000
Proceeds from issuance of secured convertible note	-	-	15,000
Repayment of loans to related parties	-	-	(73,500)
Loans from former parent company	-	-	213,295
Repayment of related party loans	-	-	39,500
Loans to Bellacasa Productions, Inc.	-	-	(30,000)
Loans from related parties	5,232		16,795

Net cash generated by financing activities	5,232	-	408,140

Change in cash	240	(314)	733

Cash at beginning of period	493	397	-

Cash at end of period	$733	$83	$733

See accompanying notes to consolidated financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2010
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

Note 2 - Basis of Presentation

            The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The interim financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in the Company's December 31, 2009 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

            The financial statements include the results of the Company's wholly owned subsidiary, Aquamer Shipping Corp., beginning March 22, 2009. All significant inter-company account balances and transactions between the Company and its corporate subsidiary have been eliminated in consolidation.

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

            In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature.

Note 3 - Impairment of Patents, Goodwill and Other Intangibles

              The Company's policy requires a review of the carrying value of long-lived assets, including patents, goodwill, and other intangible assets, on an annual basis, or when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. In assessing the recoverability of long-lived assets, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flow, and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the assessment of recoverability. Changes in economic and operating conditions impacting these assumptions could result in impairment in future periods

Note 4 - Patents

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

              The Company determined as part of its annual review of carrying value as detailed above in Note 3 - Impairment of Patents, Goodwill and Other Intangibles that 50% of the net carrying value ($90,000) of the pending U.S. Patent for the Hydropatella Implant at December 31, 2009 was impaired and, correspondingly, took a charge of $45,000 to earnings for the year ended December 31, 2009.

              The Company began amortizing its investment in pending patents, as of January 1, 2009, over an estimated economic life of ten years. The estimated economic life of the asset was deemed to be shorter than the statutory life. For the year ended December 31, 2009, amortization expense was $10,000 and for the three months ending March 31, 2010 amortization expense was $1,250.

Note 5 - Asset Acquisition and Formation of Aquamer Shipping Corp.

              On March 21, 2010, the Company, through its wholly-owned subsidiary Aquamer Shipping Corp., consummated an asset acquisition in which it acquired certain technology related to the design and development of metalized liners potentially to be offered for sale in the intermodal shipping market. Pursuant to the terms of the Asset Purchase Agreement, the Company acquired all of the technology, manufacturing processes, marketing material and a nominal amount of fixed assets associated with the product development for a purchase price consisting of a 120-day 6% promissory note in the principal amount of $100,000 and 15,000,000 shares of common stock of the Company.    The aggregate consideration for the transaction was $850,000. The amount exceeding identifiable assets has been reflected as goodwill and is subject to the Company's valuation policy as detailed above in  Note 3 - Impairment  of Patents, Goodwill and Other Intangibles.

            Consideration paid is summarized as follows:

Common stock issued- 15,000,000 shares valued at $0.05 per share	$ 750,000
Promissory note	100,000

Total consideration	$ 850,000

           Purchase price was allocated as follows:

Goodwill	$ 847,500
Fixed assets	2,500

Total assets acquired	$ 850,000

Note 6 - Related Party Transactions

Marshall Sterman - President and Chairman

            For the period April 1, 2007 through December 31, 2007, the Company accrued $45,000 as compensation expense for Mr. Sterman's services as President and Chairman. As of December 31, 2007, a balance of $45,000 had been accrued but remained unpaid. In March 2008, the Company issued to Mr. Sterman 6,000,000 shares of its common stock, which were valued at $60,000 as payment of the accrued salary of $45,000 and additional salary of $15,000 through March 31, 2008. For the remainder of 2008, the Company accrued an additional $35,000, which was unpaid as of December 31, 2008 and March 31, 2009.  On April 13, 2009, the Company issued 7,000,000 shares of common stock, restricted as to transferability, in lieu of cash payment. The shares were valued at $0.005 per share. During the months of October and November 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of March 31, 2010, the balance of $45,000 remains accrued and unpaid.

            Additionally in 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $9,063, which remains unpaid as of March 31, 2010.

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

           In April 2009, Mr. Preiss made a non-interest bearing temporary advance to the Company in the amount of $2,500, which remains unpaid as of March 31, 2010.

ThermaFreeze Products Corporation

            In March 2010, ThermaFreeze Products Corporation ("ThermaFreeze") acquired 15,000,000 shares of the Company's common stock in exchange for certain technology related to the design and development of metalized liners potentially to be offered for sale by Aquamer Shipping Corp, a wholly owned subsidiary of the Company. As additional consideration, the Company issued a 120-day 6% promissory note in the principal amount of $100,000 to ThermaFreeze.

            The Company was billed by ThermaFreeze a total of $3,982 for employee expenses, rent and consulting expense for the month of March 2010. In addition the Company accrued $167 for interest on the note payable to ThermaFreeze.

Note 7 - Stockholders' Equity

Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of March 31, 2010 and December 31, 2009, there were 104,729,176 and 89,729,176 shares of common stock issued and outstanding, respectively.  As of March 31, 2010 and December 31, 2009, no preferred shares had been issued.

Common Stock Issuances

           Issued for Assets

           On March 22, 2010, pursuant to an Asset Purchase Agreement, described above in Note 5 - Asset Acquisition and Formation of Aquamer Shipping Corp., the Company issued 15,000,000 shares of its common stock to ThermaFreeze Products Corporation. The shares, which are restricted as to transferability, were valued at $750,000 or $0.05 per share, which represented the fair value at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipient represented to the Company that the shares were being acquired for investment purposes.

Note 8 - Going Concern

           The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $1,500,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

           Management's plans are to raise additional capital either in the form of common stock or convertible securities to pursue the metalized liner business and continue research and development and conduct clinical trials to obtain necessary approvals to market its products and to acquire additional patents and licenses for medical and non-medical technologies. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Note 9 - Subsequent Events

           In April 2010, the Company issued a total of 10,900,000 shares of common stock to various individuals for services.  The issued shares, which are restricted as to transferability, were valued at $0.05 per share, which represented the fair value of the Company's common stock prior to issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

           In May 2010, the Company received $200,000 of aggregate proceeds from a private placement of 2,750,000 shares of the Company's common stock.  The Company issued 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $1.00 per share. The proceeds from the private placement will primarily be used to purchase equipment and inventory for the Company's subsidiary Aquamer Shipping Corp. Fees associated with this private placement were $18,125. The issuance of the shares and warrants, which are restricted as to transferability, was made in reliance on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

Research and Development

           In 2009, we deferred our research and development expenses due to our lack of financial resources. If we are able to raise the necessary capital, we expect to substantially increase our expense for research and development in 2010 and 2011.

Aquamer Shipping Corp.

           In March 2010 we formed a wholly owned subsidiary, Aquamer Shipping Corp. and purchased the intellectual property and manufacturing process for the production of unique and proprietary shipping liners to be marketed to the Intermodal shipping industry. The purchase price was 15 million restricted shares of our common stock and a 120-day, 6% note payable in the principal amount of $100,000.

           The liners, called A1 Liner, are made of a proprietary formula of polyester, aluminum and polyethylene that cost effectively prevents the three main problems encountered in shipment of goods during transit; moisture, odors and temperature spikes, from penetrating through the membrane, resulting in the protection of goods while in intermodal containers.

           Shipping is one of the most international of the world’s industries, serving more than 90% of global trade and the transportation of goods.  Almost every manufactured product humans consume spends some time in a shipping container. Current data indicate that intermodal containers make over 200 million trips a year. Manufacturers, producers and insurers suffer over $4 billion in damages from moisture, odor transfer and temperature spikes annually. The A1 Liner was designed to protect the contents of containers from a significant portion of these damages.

           Aquamer Shipping Corp. is in the process of procuring the machinery, equipment and raw materials necessary to produce the A1 Liner. We expect to begin production of the A1 Liner during the third quarter of 2010, at which time the product will be available for sale.

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

Three months ended March 31, 2010 and March 31, 2009 and since inception

           Sales - We did not have any sales during the three-month periods ended March 31, 2010 and March 31, 2009. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the three months ended March 31, 2010 were $27,609, compared to $77,364 in the three months ended March 31, 2009.

           Expenses in the first quarter of 2010 consisted of professional fees, $23,000; employee expense, $2,208; amortization of patent, $1,250; interest expense, $167; and miscellaneous expenses, $924.

           Expenses in the first quarter of 2009 consisted of consulting expense, $75,000, all of which was accrued and paid in stock in April 2009, in lieu of cash; audit expense, $1,000; interest expense, $450; and miscellaneous expenses, $914.

           Costs and expenses since inception, as a development stage enterprise, were $1,505,109. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the three months ended March 31, 2010 was $27,609. Net loss before taxes, for the three months ended March 31, 2009 was $77,364.

           We have not reduced our net loss, for the three months ended March 31, 2010 or for the three months ended March 31, 2009, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the three months ended March 31, 2010 was $NIL (less than $0.005) per share. Net loss per share for the three months ended March 31, 2009 was also $NIL.  Per share net losses for the first fiscal quarters of 2010 and 2009 were based on 91,395,843 and 54,004,176 weighted average common shares outstanding, respectively.

           Since inception, our losses through March 31, 2010 totaled $1,470,418.

Liquidity and Capital Resources

           As of March 31, 2010, our cash balance was $733.

            In May 2010, we received $200,000 of aggregate proceeds from a private placement of 2,750,000 shares of the Company's common stock and 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $1.00 per share. The proceeds from the private placement will primarily be used to purchase equipment and inventory for the Company's subsidiary Aquamer Shipping Corp. Fees associated with this private placement were $18,125.

           As of March 31, 2010, our liabilities, all of which are current liabilities or due in less than one year, totaled approximately $411,000. The liabilities consist primarily of accounts payable for professional services of approximately $169,000; accrued expenses for officer's salary and professional and consulting services, approximately $125,000; advances from related parties, $17,000; and a 6% note payable to ThermaFreeze Products Corp. for $100,000.

           During 2010, we plan to actively operate Aquamer Shipping Corp,  and  in 2010 and 2011, we plan to initiate clinical trials for the Hydropatella Implant.and continue our research for dermatology,  stress urinary incontinence, and gastroesophageal reflux disease. Products.

           We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although, we believe that becoming an independent public company and having our common stock trading on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Aquamer products. Failure to raise enough capital to continue clinical trials and to adequately finance the operations of Aquamer Shipping Corp. may hold a significant risk to our shareholders.

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

Ability to Continue as a Going Concern and Plan of Operation

          Our financial statements, which are included in this Form 10-Q, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $1,500,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities, aggressively entering the metalized liner business, continuing our research and development efforts and conducting clinical trials to obtain the necessary approvals to market our products, and to acquire additional patents and licenses in both medical and non-medical fields. There can be no assurance, however, that we will be successful in accomplishing our objectives

Capital Expenditures

           In the year ended December 31, 2009, we did not make any capital expenditures. We expect to make capital expenditures in 2010 of approximately $200,000 for production equipment for our newly formed Aquamer Shipping subsidiary.

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

Item 4T - Controls and Procedures

           Evaluation of Disclosure Controls and Procedures

           We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. This evaluation was accomplished under the supervision and with the participation of Richard Falcone, our  chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

           Based upon an evaluation conducted for the period ended March 31, 2010, Richard Falcone who at that date served as our Chief Executive Officer and Acting Chief Financial Officer (which duties included that of principal accounting officer) as of March 31, 2010 concluded that as of the end of the period covered by this report, he has identified the following material weakness of our internal controls:

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

           Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of March 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2010, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

           This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           As previously reported in our April 15, 2010 Form 10-K filing, we issued, on March 22, 2010, pursuant to an Asset Purchase Agreement, 15,000,000 shares of our common stock to ThermaFreeze Products Corp. The shares, which are restricted as to transferability, were valued at $750,000 or $0.05 per share, which represented the fair value at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipient represented to us that the shares were being acquired for investment purposes.

           In April 2010, we issued a total of 10,900,000 shares of common stock to various individuals for services.  The issued shares, which are restricted as to transferability, were valued at $0.05 per share, which represented the fair value of the Company's common stock prior to issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

           In May 2010, we received $200,000 of aggregate proceeds from a private placement of 2,750,000 shares of our common stock and 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $1.00 per share. The proceeds from the private placement will primarily be used to purchase equipment and inventory for our Aquamer Shipping Corp. subsidiary. Fees associated with this private placement were $18,125. The issuance of the shares and warrants, which are restricted as to transferability, was made in reliance on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended

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

Date: May 17, 2010