Form 10-Q/A
period 2010-03-31
AQUAMER MEDICAL CORP.
filed 2010-08-13
CIK 1381324

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2010

________________________________________________________________________

EXPLANATORY NOTE

Aquamer Medical Corp. is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, which was originally filed on May 17, 2010 (the "Original Filing"). The sole purpose of the Amendment is to restate the financial statements, specifically the consolidated balance sheet as of March 31, 2010 and related notes thereto, to reclassify certain acquired intangible assets. In the Original Filing the assets were depicted as "Goodwill." Except with respect to the above change, this Amendment does not modify or update any other disclosures set forth in the Original Filing.

________________________________________________________________________

FORWARD-LOOKING STATEMENTS

Certain statements made in this Amended Quarterly Report on Form 10-Q/A-1 are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Aquamer Medical Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUAMER MEDICAL CORP.
  (a development stage company)

 Consolidated Balance Sheets

	March 31, 2010 (unaudited)	December 31, 2009

Assets
Current assets:
Cash	$733	$493

Total current assets	733	493

Property and equipment, net of accumulated depreciation, $6,900	2,500	-

Intangible assets
Patents (net)	43,750	45,000
Process technology	683,764	-
Consulting agreement	163,736	-

Total intangible assets	891,250	45,000

	$894,483	$45,493

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$169,219	$149,519
Accrued expenses payable	124,767	123,100
Due to related parties	16,795	11,563
Note payable – ThermaFreeze Products Corporation.	100,000	-

Total current liabilities	410,781	284,182

Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value
200,000,000 shares authorized 104,729,176 shares, issued and outstanding (89,729,176 in 2009)	10,473	8,973
Additional paid-in capital	1,943,647	1,195,147
Deficit accumulated during development stage	(1,470,418)	(1,442,809)

Total stockholders' equity (deficiency)	483,702	(238,689)

	$894,483	$45,493

See accompanying notes to consolidated financial statements.

AQUAMER MEDICAL CORP.
 (a development stage company)

 Consolidated Statements of Operations

		Three Months Ended			February 4, 2000 (inception) through March 31, 2010 (unaudited)

		March 31, 2010 (unaudited)		March 31, 2009 (unaudited)

Revenue		$-		$-	$-

Costs and expenses:
General and administrative		26,192		76,914	1,027,034
Research and development		-		-	276,645
Depreciation		-		-	6,900
Amortization of patent		1,250			11,250
Interest, net of interest income		167		450	(6,720)
Impairment of purchase commitment		-		-	145,000
Impairment of patent		-		-	45,000

Total costs and expenses		27,609		77,364	1,505,109

Loss before other income and income taxes		(27,609)		(77,364)	(1,505,109)

Income from forgiveness of related party debt		-		-	34,691

Loss before income taxes		(27,609)		(77,364)	(1,470,418)
Income taxes		-		-	-

Deficit accumulated during development stage		$(27,609)		$(77,364)	$(1,470,418)

Basic and diluted loss per share	$	(NIL )	$	(NIL )

Weighted average number of shares outstanding		91,395,843		54,004,176

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

Note 5 - Asset Acquisition and Formation of Aquamer Shipping Corp.

              On March 21, 2010, the Company, through its wholly-owned subsidiary Aquamer Shipping Corp., consummated an asset acquisition in which it acquired certain technology related to the design and development of metalized liners potentially to be offered for sale in the intermodal shipping market. Pursuant to the terms of the Asset Purchase Agreement, the Company acquired an employment contract; all of the technology, manufacturing processes and marketing material; and a nominal amount of fixed assets associated with the product development for a purchase price consisting of a 120-day 6% promissory note in the principal amount of $100,000 and 15,000,000 shares of common stock of the Company.  The aggregate consideration for the transaction was $850,000.

            Consideration paid is summarized as follows:

Common stock issued- 15,000,000 shares valued at $0.05 per share	$ 750,000
Promissory note	100,000

Total consideration	$ 850,000

           Purchase price was allocated as follows:

Process technology	$ 683,764
Consulting agreement	163,736
Fixed assets	2,500

Total assets acquired	$ 850,000

            Amortization and Depreciation of Acquired Assets

            The acquired intangible assets, process technology and consulting agreement, listed in the table above, are scheduled to be amortized over a 30-month period to coincide with the term, including extensions, of the acquired consulting agreements.  Beginning April 1, 2010, the Company plans to charge $28,250 per month to amortization expense, with a corresponding offset to the intangible assets.

            The acquired fixed assets will be depreciated over a three- year period, commencing at such time as the assets are placed in service.

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

Date: August 13, 2010