Form 10-Q
period 2010-06-30
AQUAMER MEDICAL CORP.
filed 2010-08-13
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2010

 or

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

As of August 12, 2010, there were 111,754,176 shares of the registrant's common stock outstanding.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUAMER MEDICAL CORP.
  (a development stage company)

 Consolidated Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009

Assets
Current assets:
Cash	$114,326	$493

Total current assets	114,326	493

Property and equipment (net of accumulated depreciation, $6,900)	7,000	-

Intangible assets
Patents (net)	42,500	45,000
Process technology (net of accumulated	615,388	-
amortization, $68,376)
Consulting agreement (net of accumulated	147,362	-
amortization, $16,374)
Total intangible assets	805,250	45,000

Total assets	$926,576	$45,493

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$173,718	$149,519
Accrued expenses payable	127,177	123,100
Due to related parties	12,813	11,563
Note payable – ThermaFreeze Products Corporation.	78,002	-

Total current liabilities	391,710	284,182

Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value
200,000,000 shares authorized 111,754,176 shares, issued and outstanding (89,729,176 in 2009)	11,175	8,973
Additional paid-in capital	2,337,670	1,195,147
Deficit accumulated during development stage	(1,813,979)	(1,442,809)

Total stockholders' equity (deficiency)	534,866	(238,689)

	$926,576	$45,493

See accompanying notes to consolidated financial statements.

AQUAMER MEDICAL CORP.
  (a development stage company)

 Statements of Operations
  (unaudited)

	Three Months ended		Six Months ended		Period from February 4, 2000 (inception) through June 30, 2010

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$-	$-	$-	$-	$-

Costs and expenses:
General and administrative	256,168	9,130	282,361	86,044	1,283,202
Research and development	-	-	-	-	276,645
Depreciation	-	-	-	-	6,900
Amortization of intangibles	86,000	-	87,250	-	97,250
Interest, net of interest income	1,393	65	1,559	515	(5,327)
Impairment of purchase commitment	-	-	-	-	145,000
Impairment of patent	-	-	-	-	45,000

Total costs and expenses	343,561	9,195	371,170	86,559	1,848,670

Loss before other income and income taxes	(343,561)	(9,195)	(371,170)	(86,559)	(1,848,670)

Income from forgiveness of related party debt	-	-	-	-	34,691

Income (loss) before income taxes	(343,561)	(9,195)	(371,170)	(86,559)	(1,813,979)
Income taxes	-	-	-	-	-

Deficit accumulated during development stage	$(343,561)	$(9,195)	$(371,170)	$(86,559)	$(1,813,979)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	110,122,583	85,018,187	100,759,213	69,511,181

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statements of Cash Flows

	Six Months Ended June 30, 2010 (unaudited)	Six Months Ended June 30, 2009 (unaudited)	Period from February 4, 2000 (inception) through June 30, 2010

Cash flows from operating activities:
Deficit accumulated during development stage	$(371,170)	$(86,559)	$(1,813,979)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	-	-	6,900
Amortization of intangibles	87,250		97,250
Impairment of patent	-	-	45,000
Expenses paid by issuance of common stock	213,750	75,515	687,267
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	-	-	(106,001)
Increase in accounts and accrued expenses payable	28,276	6,700	511,654
Decrease in prepayments under supply agreement	-	-	140,000

Net cash used in operating activities	(41,894)	(4,344)	(431,909)

Cash flows from investing activities:
Purchase of equipment	(4,500)	-	(11,400)

Net cash used in investing activities	(4,500)	-	(11,400)

Cash flows from financing activities:
Proceeds from issuance of common stock	180,975	-	233,025
Proceeds from issuance of preferred stock	-	-	175,000
Proceeds from issuance of secured convertible note	-	-	15,000
Repayment of loans to related parties	-	-	(73,500)
Loans from Bellacasa Productions, Inc (parent company)	-	-	213,295
Repayment of loans from related parties	-	-	39,500
Loans to Bellacasa Productions, Inc.	-	-	(30,000)
Loans from related parties	1,250	4,500	7,313
Repayment of Note payable	(21,998)		(21,998)

Net cash generated by financing activities	160,227	4,500	557,635

Change in cash	113,833	156	114,326

Cash at beginning of period	493	397	-

Cash at end of period	$114,326	$553	$114,326

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2010
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

            In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the financial position as of June 30, 2010 and 2009 and results of operations and cash flows for the three-month and six-month periods ending June 30, 2010 and 2009. All such adjustments are of a normal recurring nature.

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

              The Company began amortizing its investment in pending patents, as of January 1, 2009, over an estimated economic life of ten years. The estimated economic life of the asset was deemed to be shorter than the statutory life. For the year ended December 31, 2009, amortization expense was $10,000 and for the three months and six months ending June 30, 2010 amortization expense was $1,250 and $2,500, respectively.

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

            Amortization and Depreciation of Acquired Assets

            The acquired intangible assets, process technology and consulting agreement, listed in the table above, are scheduled to be amortized over a 30-month period to coincide with the term, including extensions, of the acquired consulting agreements.  Effective April 1, 2010, the Company is charging $28,250 per month to amortization expense, with a corresponding offset to the intangible assets.

            The acquired fixed assets will be depreciated over a three- year period, commencing at such time as the assets are placed in service.

            For the three months ended June 30, 2010, amortization expense for the assets acquired totaled $84,750.

Note 6 - Related Party Transactions

Marshall Sterman - President and Chairman

            For the period April 1, 2007 through December 31, 2007, the Company accrued $45,000 as compensation expense for Mr. Sterman's services as President and Chairman. As of December 31, 2007, a balance of $45,000 had been accrued but remained unpaid. In March 2008, the Company issued to Mr. Sterman 6,000,000 shares of its common stock, which were valued at $60,000 as payment of the accrued salary of $45,000 and additional salary of $15,000 through March 31, 2008. For the remainder of 2008, the Company accrued an additional $35,000, which was unpaid as of December 31, 2008 and March 31, 2009.  On April 13, 2009, the Company issued 7,000,000 shares of common stock, restricted as to transferability, in lieu of cash payment. The shares were valued at $0.005 per share. During the months of October and November 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of June 30, 2010, the balance of $45,000 remains accrued and unpaid.

            Additionally in 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $9,063, which remains unpaid as of June 30, 2010.

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

           In April 2009, Mr. Preiss made a non-interest bearing temporary advance to the Company in the amount of $2,500, which remains unpaid as of June 30, 2010.

ThermaFreeze Products Corporation

            In March 2010, the Company issued to ThermaFreeze Products Corporation ("ThermaFreeze") 15,000,000 shares of the Company's common stock in exchange for certain assets related to the design and development of metalized liners potentially to be offered for sale by Aquamer Shipping Corp, a wholly owned subsidiary of the Company. As additional consideration, the Company issued to ThermaFreeze a 120-day 6% promissory note in the principal amount of $100,000, which, as of June 30, 2010, has been reduced by payments of $21,998 to $78,002. The maturity date of the principal balance of the note has been extended to November 2010.

            The Company was billed by ThermaFreeze a total of $17,413 for employee expenses, rent and consulting expense,  $7,667 for management fees for the months of March, April, May and June 2010 the total of which, $25,000 was paid during the quarter ended June 30, 2010. The Company also accrued $167 and $1,410 for interest on the note payable to ThermaFreeze for the quarters ended March 31, 2010 and June 30, 2010, respectively.

Note 7 - Stockholders' Equity

Capital Structure

             Effective June 22, 2007, the Company's Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of June 30, 2010 and December 31, 2009, there were 111,754,176 and 89,729,176 shares of common stock issued and outstanding, respectively.  As of June 30, 2010 and December 31, 2009, no preferred shares had been issued.

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

            Issued for Services

           In April 2010, the Company issued 10,900,000 shares of common stock, of which 6,625,000 were canceled by rescission, resulting in the net issuance of 4,275,000 shares to various individuals for services.  The issued shares, which are restricted as to transferability, were valued at $0.05 per share, which represented the fair value of the Company's common stock prior to issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

            Issued for Cash

           In May 2010, the Company received $200,000 of aggregate proceeds from a private placement of 2,750,000 shares of the Company's common stock and 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $1.00 per share. Fees associated with this private placement were $19,025. The net proceeds of $180,975 from the private placement of the units will primarily be used to purchase equipment and inventory for the Company's subsidiary Aquamer Shipping Corp. The issuance of the shares and warrants, which are restricted as to transferability, was made in reliance on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Note 8 - Going Concern

           The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $1,800,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

           Management's plans are to raise additional capital either in the form of common stock or convertible securities to pursue the metalized liner business and continue research and development and conduct clinical trials to obtain necessary approvals to market its products.  The Company also plans to acquire companies with above average growth potential and to acquire additional patents and licenses for both medical and non-medical technologies. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

           Aquamer, Medical Corp. ("we," "us," "our," the "Company", the "Registrant" or "Aquamer"), a Delaware corporation, was formed in February 2000 to operate as a medical device company focused on the development and commercialization of three injectable biocompatible products. We currently operate as a medical device company focused on the development and commercialization of three injectable biocompatible products.  We have been pursuing an opportunity to acquire all of the equity of a company in an unrelated business in exchange for a substantial amount of the Company's stock and have made significant progress toward agreement on terms.  If this transaction is successfully consummated, of which there can be no assurance, the acquired business would become the Company's principal line of business.

            The products we are currently developing consist of a water-based polymer technology utilized as a tissue-bulking agent in the fields of dermatology (AquaDerm), urology/gynecology (AquaGen), and gastroenterology (AquaFlux).  Although we are a development stage company, our products are based on the results of several years of research and development, whereby we are now in the stage of preparing for, and executing on, clinical evaluation milestones.

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

           In March 2010, through our newly formed wholly owned subsidiary, Aquamer Shipping Corp., we purchased assets including employment contracts and  intellectual property and the manufacturing process for the production of shipping liners to be marketed to the intermodal container shipping industry.

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

Aquamer Shipping Corp.

           In March 2010 we formed a wholly owned subsidiary, Aquamer Shipping Corp. and purchased the employment agreements and intellectual property and the manufacturing process for the production of unique and proprietary shipping liners to be marketed to the Intermodal shipping industry. The purchase price was 15 million restricted shares of our common stock and a 120-day, 6% note payable in the principal amount of $100,000.

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

Additional Acquisitions of Intellectual Property

           We are actively pursuing the acquisition of companies and additional patents and licenses for promising and innovative technologies in medical and non-medical fields that have the potential to generate revenues in a relatively short time period. There is no assurance that we will able to complete the acquisition of any such company or intellectual property.

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

Three months ended June 30, 2010 and June 30, 2009

           Sales - We did not have any sales during the three-month periods ended June 30, 2010 and June 30, 2009. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the three months ended June 30, 2010 were $343,561, compared to $9,195 in the three months ended June 30, 2009.

           Expenses in the 2010 second quarter consisted primarily of professional and consulting fees of approximately $244,000, of which $213,750 was paid for in stock, in lieu of cash; management fee to Thermafreeze Products Corporation, $7,667 and amortization of the intangible assets acquired in connection with Aquamer Shipping’s liner business, $84,750; amortization of the patella patent, $1,250; interest expense, approximately $1,400; and miscellaneous expenses, approximately $5,000.

Expenses in the second quarter of 2009 consisted of expenditure for professional services, $8,500; miscellaneous expenses, $630; and interest expense, $65

           Net Loss - Net loss, before taxes, for the three months ended June 30, 2010 was $343,561. Net loss before taxes, for the three months ended June 30, 2009 was $9,195.

           We have not reduced our net loss, for the three months ended June 30, 2010 or for the three months ended June 30, 2009, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the three months ended June 30, 2010 was $NIL (less than $0.005) per share. Net loss per share for the three months ended June 30, 2009 was also $NIL.  Per share net losses for the second fiscal quarters of 2010 and 2009 were based on 110,122,583 and 85,018,187 weighted average common shares outstanding, respectively.

Six months ended June 30, 2010 and June 30, 2009 and since inception

           Sales - We did not have any sales during the six-month periods ended June 30, 2010 and June 30, 2009.

Costs and Expenses - Total expenses for the six months ended June 30, 2010 were $371,170 compared to $86,559 in the six months ended June 30, 2009.

           Expenses in the first half of 2010 consisted primarily of professional and consulting fees of approximately $266,000, of which $213,750 was paid for in stock, in lieu of cash; management fee to Thermafreeze Products Corporation, $7,667 and amortization of the intangible assets acquired in connection with Aquamer Shipping’s liner business, $84,750; amortization of the patella patent, $2,500; interest expense, approximately $1,600; and miscellaneous expenses, approximately $10,000.

            Expenses in the first half of 2009 consisted of consulting fees, $75,000, all of which was paid in stock, in lieu of cash; other professional services, $9,500; interest expense, $515; and miscellaneous expenses, $1,544.

           Costs and expenses since inception, as a development stage enterprise, were $1,848,670. These costs and expenses consist of Aquamer's costs and expenses from its date of incorporation, February 4, 2000.

           Net Loss - Net loss, before taxes, for the six months ended June 30, 2010 was $371,170.   Net loss before taxes, for the six months ended June 30, 2009 was $86,559.

           Since inception, our losses through June 30, 2010 have totaled $1,813,979.

           We have not reduced our net loss, for the six months ended June 30, 2010 or for the six months ended June 30, 2009, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

           Net loss per share for the six months ended June 30, 2010 was $NIL(less than $0.005) per share. Net loss per share for the six months ended June 30, 2009 was also $NIL per share.  Per share net losses for the first half of 2010 and the first half of 2009 were based on 100,759,213 and 69,511,181 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of June 30, 2010, our cash balance was $114,326, compared to $493 at December 31, 2009.

            In May 2010, we received $200,000 of aggregate proceeds from a private placement of 2,750,000 shares of the Company's common stock and 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $1.00 per share. Fees associated with this private placement were $19,025. The net proceeds of $180,975 from the private placement of the units will primarily be used to purchase equipment and inventory for the Company's subsidiary Aquamer Shipping Corp.

           As of June 30, 2010, our liabilities, all of which are current liabilities or due in less than one year, totaled approximately $392,000. The liabilities consist primarily of accounts payable for professional services of approximately $174,000; accrued expenses for officer's salary and professional and consulting services, approximately $127,000; advances from related parties, $13,000; and a 6% note payable to ThermaFreeze Products Corporation for $78,000.

           During 2010, we plan to actively operate Aquamer Shipping Corp,  and  in 2010 and 2011, we plan to initiate clinical trials for the Hydropatella Implant.and continue our research for dermatology,  stress urinary incontinence, and gastroesophageal reflux disease products.

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

Ability to Continue as a Going Concern and Plan of Operation

          Our financial statements, which are included in this Form 10-Q, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $1,800,000 since Aquamer's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities, aggressively entering the metalized liner business, continuing our research and development efforts and conducting clinical trials to obtain the necessary approvals to market our products, and to acquire companies and additional  patents and licenses in both medical and non-medical fields. There can be no assurance, however, that we will be successful in accomplishing our objectives

Capital Expenditures

           In the year ended December 31, 2009, we did not make any capital expenditures. We expect to make capital expenditures in 2010 of approximately $200,000 for production equipment for our newly formed Aquamer Shipping subsidiary.

Acquisitions

           We are reviewing various opportunities to acquire companies and technology assets to add to our intellectual property portfolio. There is no assurance that we will be successful in completing an acquisition or that we will able to commercialize our acquisitions.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

           Not applicable.

Item 4T - Controls and Procedures

           Evaluation of Disclosure Controls and Procedures

           We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. This evaluation was accomplished under the supervision and with the participation of Richard Falcone, our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

           Based upon an evaluation conducted for the period ended June 30, 2010, Richard Falcone who at that date served as our Chief Executive Officer and Acting Chief Financial Officer (which duties included that of principal accounting officer) as of June 30, 2010 concluded that as of the end of the period covered by this report, he has identified the following material weakness of our internal controls:

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

           Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of June 30, 2010, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

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

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           As previously reported in our May 17, 2010 Form 10-Q filing, we issued, in April 2010, a total of 10,900,000 shares of common stock to various individuals for services.  The issuance of 6,625,000 of these shares was rescinded, resulting in a net issuance of 4,275,000 shares. The issued shares, which are restricted as to transferability, were valued at $0.05 per share, which represented the fair value of the Company's common stock prior to issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

           In May 2010, we received $200,000 of aggregate proceeds from a private placement of 2,750,000 shares of our common stock and 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $1.00 per share. Fees associated with this private placement were $19,025. The net proceeds of $180,975 will primarily be used to purchase equipment and inventory for our Aquamer Shipping Corp. subsidiary. The issuance of the shares and warrants, which are restricted as to transferability, was made in reliance on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended

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