Form 10-Q
period 2010-09-30
AQUAMER MEDICAL CORP.
filed 2010-11-15
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

☐         Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52327

(Commission file number)

AQUAMER MEDICAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3516924
(State of incorporation)	(IRS Employer Identification Number)

8 Algonquian Drive
Natick, MA 01760

(Address of principal executive offices)

(508) 647-0041

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2010, there were 171,927,097 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Aquamer Medical Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

AQUAMER MEDICAL CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUAMER MEDICAL CORP.
(a development stage company)

Consolidated Balance Sheets

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash	$57,239	$493
Prepaid expenses	12,523	—

Total current assets	69,762	493

Property and equipment (net of accumulated depreciation, $6,900)	7,000	—

Other assets
Intangible assets (net of accumulated amortization of $191,583 and 10,000, respectively)	1,710,917	45,000
Total Other assets	1,710,917	45,000

Total assets	$1,790,679	$45,493

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$218,781	$149,519
Accrued expenses payable	231,589	123,100
Other current liabilities	750,000	—
Due to related parties	12,813	11,563
Total current liabilities	1,213,183	284,182

Other liabilities
Note payable	300,000	—

Total Other liabilities	300,000	—

Total liabilities	$1,513,183	$284,182

Stockholders’ deficiency
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value 200,000,000 shares authorized, 171,927,097 shares, issued and outstanding (89,729,176 in 2009)	17,193	8,973
Additional paid-in capital	2,339,844	1,195,147
Deficit accumulated during development stage	(2,079,541)	(1,442,809)

Total stockholders’ equity (deficiency)	277,496	(238,689)

	$1,790,679	$45,493

See accompanying notes to consolidated financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statements of Operations

(unaudited)

	Three Months ended		Nine Months ended		Period from February 4, 2000 (inception) through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenue	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative	172,822	63,637	455,183	149,681	1,455,994
Research and development	—	—	—	—	276,645

Depreciation	—	—	—	—	6,900
Amortization of intangibles	94,333	7,500	181,583	7,500	191,583
Interest, net of interest income	(1,593)	—	(34)	515	(6,920)

Impairment of purchase commitment	—	—	—	—	145,000
Impairment of patent	—	—	—	—	45,000

Total costs and expenses	265,562	71,137	636,732	157,696	2,114,202

Loss before other income and income taxes	(265,562)	(71,137)	(636,732)	(157,696)	(2,114,202)

Income from forgiveness of related party debt	—	—	—	—	34,691

Income (loss) before income taxes	(265,562)	(71,137)	(636,732)	(157,696)	(2,079,541)
Income taxes	—	—	—	—	—

Deficit accumulated during development stage	$(265,562)	$(71,137)	$(636,732)	$(157,696)	$(2,079,541)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	141,079,064	89,729,176	114,167,508	76,250,131

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.

(a development stage company)

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Period from February 4, 2000 (inception) through September 30, 2010

Cash flows from operating activities:
Deficit accumulated during development stage	$(636,732)	$(157,696)	$(2,079,541)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	—	—	6,900
Amortization of intangibles	181,583	7.500	191,583
Impairment of patent	—	—	45,000
Expenses paid by issuance of common stock	232,771	75,515	706,149
Change in operating assets and liabilities:
Increase in prepaid expenses and other assets	122,945	—	16,994
Increase in accounts and accrued expenses payable	81,455	69,307	564,972
Decrease in prepayments under supply agreement	—	—	140,000

Net cash used in operating activities	(17,978)	(5,394)	(407,993)

Cash flows from investing activities:
Purchase of equipment	(7,500)	—	(16,900)

Net cash used in investing activities	(7,500)	—	(16,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	180,975	—	233,025
Proceeds from issuance of preferred stock	—	—	175,000
Proceeds from issuance of notes payable	—	—	15,000
Repayment of loans to related parties	—	—	(73,500)
Loans from Bellacasa Productions, Inc (parent company)	—	—	213,295
Repayment of loans from related parties	—	—	39,500
Loans to Bellacasa Productions, Inc.	—	—	(30,000)
Loans from related parties	1,250	5,500	7,313
Repayment of Note payable	(100,000)		(21,998)

Net cash generated by financing activities	82,225	5,500	557,635

Change in cash	56,747	126	57,240

Cash at beginning of period	493	397	—

Cash at end of period	$57,240	$523	$57,240

Non-cash investing activities:
Common stock issued for acquisitions	$756,000	$	$756,000

See accompanying notes to financial statements.

AQUAMER MEDICAL CORP.

(a development stage company)

Notes to Consolidated Financial Statements

September 30, 2010
(unaudited)

Note 1 - Organization

Aquamer Medical Corp. (“Aquamer” or the “Company”) was formed as a Delaware corporation on February 4, 2000, for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology.

On January 26, 2005, pursuant to a stock purchase agreement and share exchange among Bellacasa Productions, Inc. (“Bellacasa”), Aquamer, and the shareholders of Aquamer, Bellacasa purchased all of the outstanding shares of Aquamer through the issuance of 28,504,148 shares of Bellacasa common stock directly to the Aquamer shareholders. Pursuant to the agreement, Aquamer became a wholly owned subsidiary of Bellacasa.

On March 5, 2007, the Company’s parent, Bellacasa Productions, Inc., distributed all of the outstanding common stock of Aquamer to the shareholders of Bellacasa on a pro-rata basis, whereby Bellacasa shareholders received .7219996 shares of Aquamer common stock for each share of Bellacasa common stock held as of the record date, February 2, 2007. Bellacasa transferred all of its assets to Aquamer and contributed capital to Aquamer equivalent to the total of all sums owed by Aquamer to Bellacasa, which as of March 5, 2007 was approximately $183,000.

In March  2008, the Company acquired all patent rights for the Hydropatella Implant, which pertains to a patella (kneecap) made of a hydrogel, which can be implanted in a surgical procedure to replace the damaged natural patella of a subject or as part of a component system for a total knee replacement.

In March 2010, the Company’s newly formed wholly-owned subsidiary, Aquamer Shipping Corp. purchased proprietary technology to enter the intermodal shipping liner business.

On August 16, 2010, Aquamer completed the acquisition of all business assets of Urban Agriculture Corporation (“UAC”) to enter the urban vertical farming business.

Note 2 - Basis of Presentation

The unaudited interim condensed consolidated financial statements as of and for the nine months ended September 30, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Aquamer and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009, filed by the Company with the SEC.

The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

The financial statements include the results of the Company’s wholly owned subsidiaries, Urban Agriculture Corporation (“UAC”), beginning August 16, 2010 and Aquamer Shipping Corp., beginning March 22, 2010. All significant inter-company account balances and transactions between the Company and its corporate subsidiaries have been eliminated in consolidation.

The financial statements have been presented in a “development stage” format. Since inception, the primary activities of Aquamer and subsidiaries have been research and development and equity fund raising activities. The Company has not commenced revenue producing activities.

Use of Estimates

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

Cash and Cash Equivalents

For financial statement presentation purposes, those short-term, highly liquid investments with original maturities of three months or less are considered to be cash or cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements— Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations.

Valuation of Intangibles and Other Long Lived Assets

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. Judgment is required to estimate future operating cash flows.

Fair Value Measurements

FASB ASC 820 defines fair value and establishes a framework for measuring fair value. It also specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

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

Earnings per Common Share

Basic net income or loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the Company’s securities. The Company had no outstanding stock options or convertible securities at September 30, 2010.

Income Taxes

Under FASB ASC 740, Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets have not been recorded as recovery is not assured.  The utilization of the Company’s net operating losses incurred may be limited due to significant changes in ownership of the Company’s common stock.

Recent Accounting Pronouncements

In July 2009, the FASB Accounting Standards Codification (the “Codification”) officially became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.

Going forward, only one level of authoritative GAAP will exist. All other accounting literature will be considered nonauthoritative.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820)—Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s third quarter of fiscal year 2010. Other than requiring additional disclosures, the adoption of this new guidance did not and will not have a material impact on the Company’s consolidated financial statements.

Note 3 - Business Acquisitions

On August 16, 2010, Aquamer completed the acquisition of all business assets of UAC.  The Company paid for these assets with 60,000,004 shares of its common stock.   UAC was formed on April 22, 2010 to conduct urban indoor vertical farming.  UAC currently holds an exclusive license (the “License Agreement”) for Massachusetts and a has right of first refusal to purchase exclusive licenses for New Jersey, Pennsylvania and California from TerraSphere Systems, LLC, a company that designs and builds proprietary systems for growing fruits and vegetables in controlled, indoor environments.  UAC purchased the license on May 1, 2010 for $1,000,000.  The technology is proprietary and unique.  The technology used under the license can not be disclosed or transferred to a third party without prior written consent of the licensor.  Nothing occurred between May 1, 2010 and the asset acquisition date to enhance the license value. Given these factors, combined with the brief period (fifteen weeks) from original purchase by UAC to the Aquamer transaction date, the $1,000,000 historical cost is the fair value of the asset.

The costs associated with Aquamer’s acquisition of UAC assets and liabilities are as follows:

Assets acquired
Cash	75,468
Other current assets	60,000
Intangible assets	1,000,000
Total Assets acquired	1,135,468

Liabilities assumed
Accrued Expenses	85,468
Other current liabilities	750,000
Long Term Debt	300,000
Total Liabilities assumed	1,135,468

On March 21, 2010, the Company, through its wholly-owned subsidiary Aquamer Shipping Corp., consummated an asset acquisition in which it acquired certain technology related to the design and development of metalized liners potentially to be offered for sale in the intermodal shipping market. Pursuant to the terms of the Asset Purchase Agreement, the Company acquired a consulting contract; all of the technology, manufacturing processes and marketing material; and a nominal amount of fixed assets associated with the product for a purchase price consisting of a 120-day 6% promissory note in the principal amount of $100,000 and 15,000,000 shares of common stock of the Company.    The aggregate consideration for the transaction was $850,000.

Consideration paid is summarized as follows:

Common stock issued- 15,000,000 shares valued at $0.05 per share	$750,000
Promissory note	100,000
Total consideration	$850,000

Purchase price was allocated as follows:

Process technology	$683,764
Consulting agreement	163,736
Fixed assets	2,500
Total assets acquired	$850,000

Note 4 — Patents and Intangible Assets

Intangible assets that have determinable useful lives are valued separately and amortized over their expected useful lives.  The components of acquired identifiable intangible assets as of September 30, 2010 are as follows:

	Cost	Accumulated Amortization	Net Book Value
Patent	55,000	13,750	41,250
Process technology	683,764	136,753	547,011
Consulting agreement	163,736	32,747	130,989
License Agreement	1,000,000	8,333	991,667
Total	1,902,500	191,583	1,710,917

The acquired UAC intangible asset is a license agreement for the use of patented, proprietary technology. On May 1, 2010 UAC acquired the license for proprietary technology for $1,000,000.  UAC also has first right of refusal to acquire licenses in New Jersey, Pennsylvania and California for $1,000,000 per license.  The technology is intended to be used by the licensee in the jurisdiction provided under the agreement and can not be disclosed or transferred to a third party without prior written consent of the licensor.  Nothing has occurred between May 1, 2010 and the asset acquisition date to enhance the license value. Given these factors, combined with the brief period (fifteen weeks) from original purchase by UAC to the Aquamer transaction date, the $1,000,000 historical cost is the fair value of the asset. The Company is amortizing the asset over the life of the agreement, 15 years.

The components of acquired identifiable Aquamer Shipping intangible assets include:  process technology and a consulting agreement, are scheduled to be amortized over a 30-month period to coincide with the term, including extensions, of the acquired consulting agreements.

Aquamer assesses the impairment of amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Aquamer considers important that could trigger an impairment review include the following:

•     a significant underperformance relative to expected historical or projected future operating results;

•                a significant change in the manner of Aquamer’s use of the acquired asset or the strategy for Aquamer’s overall business;

•                a significant negative industry or economic trend; and

•                Aquamer’s market capitalization relative to net book value.

If Aquamer determines that an impairment review is required, Aquamer would review the expected future undiscounted cash flows to be generated by the assets. If Aquamer determines that the carrying value of intangible assets may not be recoverable, Aquamer would measure any impairment based on a projected discounted cash flow method using a discount rate determined by Aquamer to be commensurate with the risk inherent in Aquamer’s current business model. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value.

In March 2008, the Company acquired all rights, title and interest in the pending U.S. Patent for the Hydropatella Implant.  The invention, which is the subject of the Patent, relates to an improved patella (kneecap) with improved biocompatible properties such as high surface lubricity, reduced component-to-component wear, and drug delivery capabilities. The implant has reached technological feasibility and will be subject to extensive regulation by United States and foreign governmental authorities. In particular, medical devices are subject to rigorous preclinical, nonclinical and clinical testing and other approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act. The patent rights were acquired for 10 million shares of the Company’s common stock that were valued at $0.01 per share, or a total of $100,000.

The Company began amortizing its investment in pending patents, as of January 1, 2009, over an estimated economic life of ten years. The estimated economic life of the asset was deemed to be shorter than the statutory life. For the year ended December 31, 2009, amortization expense was $10,000 and for the three months and nine months ending September 30, 2010 amortization expense was $1,250 and $3,750, respectively.

For the three and nine months ended September 30, 2010, amortization expense for the assets acquired totaled $94,333 and $181,583, respectively.

Note 5 — Note Payable

Effective May, 2010, the Company’s wholly-owned subsidiary, UAC, purchased a License Agreement TerraSphere Systems, LLC, a company that designs and builds proprietary systems for growing fruits and vegetables in controlled, indoor environments. The total purchase price was $1,000,000.  The Company paid $250,000 on the purchase date.  The outstanding balance due of $750,000 is due in equal payments on November 1, 2010, February 1, 2011 and May 1, 2011.

Effective April 23, 2010, the Company’s wholly-owned subsidiary, UAC, entered into a $300,000 promissory note and Note Purchase Agreement with an individual, who is also a shareholder.  The Note bears no interest except upon an Event of Default (late payment). In the event of late payment, interest is charged at an annual rate of 18%.  Principal is payable each quarter solely from UAC’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the quarter then ended.  To the extent UAC does not have positive EBITDA for a quarter, no payment is due.  Until the principal amount of the Note is paid in full, the amount of the quarterly payment equals 21% of UAC’s EBITDA. Thereafter, UAC is obligated to continue making quarterly payments to the holder equal to 3% of EBITDA for the quarter then ended.

Note 6 - Stockholders’ Equity

Capital Structure

Effective September 22, 2007, the Company’s Certificate of Incorporation was amended to increase the authorized shares of $0.0001 par value common stock from 30 million shares to 200 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of September 30, 2010 and December 31, 2009, there were 171,927,097 and 89,729,176 shares of common stock issued and outstanding, respectively.  As of September 30, 2010 and December 31, 2009, no preferred shares were outstanding.

Common Stock Issuances

Issued in Acquisition

On August 16, 2010, pursuant to the acquisition of UAC assets described above in Note 3 -Business Acquisitions., the Company issued 60,000,004 shares of its common stock to UAC’s 11 individual shareholders. The shares, which are restricted as to transferability, were valued at the historical costs of the assets acquired at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipient represented to the Company that the shares were being acquired for investment purposes.

On March 22, 2010, pursuant to an Asset Purchase Agreement, described above in Note 3 -Business Acquisitions., the Company issued 15,000,000 shares of its common stock to ThermaFreeze Products Corporation. The shares, which are restricted as to transferability, were valued at $750,000 or $0.05 per share, which represented the fair value at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipient represented to the Company that the shares were being acquired for investment purposes.

Issued for Services

In August 2010, the Company issued 172,917 shares to various individuals for services.  The issued shares, which are restricted as to transferability, were valued at $0.11 per share, which represented the fair value of the Company’s common stock at the time of issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

In April 2010, the Company issued 4,275,000 shares to various individuals for services.  The issued shares, which are restricted as to transferability, were valued at $0.05 per share, which represented the fair value of the Company’s common stock prior to issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

Issued for Cash

In May 2010, the Company received $200,000 of aggregate proceeds from a private placement of 2,750,000 shares of the Company’s common stock and 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $1.00 per share. Fees associated with this private placement were $19,025. The net proceeds of $180,975 from the private placement of the units was primarily used for general corporate purposes related to the Company’s subsidiary Aquamer Shipping Corp. The issuance of the shares and warrants, which are restricted as to transferability, was made in reliance on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Note 7 - Related Party Transactions

Executive Team compensation

During the period ended September 30, 2010 three members of the company’s executive team (CEO, COO and CFO) have deferred payment of their compensation and consulting fees while providing employment and consulting services. As of September 30, 2010, balances due of $89,708, $51,134 and $19,845 remain accrued and unpaid. Outstanding balances will be paid when and if financing is closed.  During the month of October 2010, executives were paid 50% of monthly compensation due under their agreements.

Marshall Sterman — Former President and Chairman

During the months of October and November 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of September 30, 2010, the balance of $45,000 remains accrued and unpaid. Additionally in 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $12,813, which remains unpaid as of September 30, 2010.

ThermaFreeze Products Corporation

In March 2010, the Company issued to ThermaFreeze Products Corporation (“ThermaFreeze”) 15,000,000 shares of the Company’s common stock in exchange for certain assets related to the design and development of metalized liners potentially to be offered for sale by Aquamer Shipping Corp, a wholly owned subsidiary of the Company. As additional consideration, the Company issued to ThermaFreeze a 120-day 6% promissory note in the principal amount of $100,000, which, as of September 30, 2010, has been paid in full.

Note 8 - Restatement

The Company determined it had incorrectly accounted for its acquisition in March, 2010 of certain acquired technology related to the design and development of metalized liners potentially to be offered for sale in the intermodal shipping market.  In the original filings, the assets were depicted as “Goodwill.” Total Assets on the Balance Sheet remains unchanged, but the goodwill balance was reclassified to intangible assets Process Technology and Consulting Agreement, which are subject amortization. See Note 4 - Patents and Intangible Assets for discussion regarding amortization expense. The effect of the reclassification is reflected on the balance sheet as follows:

	As Reported	Adjustment	As Restated
Goodwill	$847,500	(847,500)	—
Process Technology	—	683,764	683,764
Consulting Agreement	—	163,736	163,736

Note 9 - Going Concern

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $2,100,000, and a working capital deficiency of $1,200,000, which raises substantial doubt about the Company’s ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

Management’s plans are to raise additional capital either in the form of common stock or convertible securities to pursue the urban vertical farming and metalized liner businesses. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Note 10 — Subsequent Events

The Company filed a proxy statement on November 5, 2010, seeking shareholder approval to, among other matters, change the name of the company from Aquamer Medical Corp. to Urban Ag. Corp., to implement a reverse stock split and to approve and adopt its Long-Term Incentive Plan.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Aquamer, Medical Corp. (“we,” “us,” “our,” the “Company”, the “Registrant” or “Aquamer”), a Delaware corporation, was formed in February 2000 to operate as a medical device company focused on the development and commercialization of three injectable biocompatible products. Historically, the company has been operating as a medical device company.  These activities are currently under review by the Company’s Board of Directors.

On August 16, 2010, Aquamer completed the acquisition of all business assets of UAC.   UAC was formed on April 22, 2010 to conduct urban indoor vertical farming.  UAC currently holds an exclusive License Agreement for Massachusetts and a has right of first refusal to purchase exclusive licenses for New Jersey, Pennsylvania and California from TerraSphere Systems, LLC, a company that designs and builds proprietary systems for growing fruits and vegetables in controlled, indoor environments.

On March 21, 2010, the Company, through its wholly-owned subsidiary Aquamer Shipping Corp., consummated an asset acquisition in which it acquired certain technology related to the design and development of metalized liners potentially to be offered for sale in the intermodal shipping market.

Since these acquisitions, management’s focus has been to develop the lines of business described below.

Urban Agriculture Corporation (“UAC”)

UAC is implementing a year- round continuous production agricultural model centered on urban vertical farming. Vertical farming is the environmentally safe and sustainable production of herbicide and pesticide free produce under tightly controlled indoor conditions using advanced techniques and processes.  UAC’s goal is to promote the sustainable consumption of natural resources through clean technologies, and to demonstrate environmentally and socially responsible business practices that provide good jobs to empower a diverse community-based workforce.

UAC’s farming methods are software driven and highly automated. The TerraSphere system software manages the growing cycle from planting to harvest and is able to control the farming environment to accommodate a wide range of crops. The shift from one plant to another is easily accomplished with a few inputs on the touch screen monitor.  UAC intends to become the leading provider of competitively priced environmentally sustainable locally produced herbicide and pesticide free produce in its markets.  Vertical farming is at the center of an extraordinary combination of environmental, health, social and political forces seeking an alternative to our industrialized agricultural production system. The consumer’s increasing preference for pesticide and herbicide free food stems from a desire for healthy, fresher, better tasting food, and growing concerns over the safety of food grown using sprayed pesticides.  Consumers are seeking a safe environmentally friendly and sustainable alternative: urban vertical farming.

Technological Advantage - The patented TerraSphere growth system entered commercial production in 2010 with The Squamish Nation (descendants of the Coast Salish Aboriginal peoples who live in the Greater Vancouver area) and their vertical farming facility in Vancouver, British Columbia. Distributed initially by Choices Markets (the leading natural and organic food grocer in the British Columbia Lower Mainland), the First Nation’s pesticide and herbicide free produce is commanding a premium price, reflecting the consumer’s  increasing willingness to pay extra for locally grown no-spray produce.  The TerraSphere growth system controls precise combinations of light, water and nutrition to produce growing conditions that can be regulated to result in optimum plant growth and maximum crop production. TerraSphere’s proprietary system provides three key advantages over conventional field agriculture and greenhouses:

Greatly Increased Productivity. Growing food vertically, in cubic feet versus square feet, is considerably more efficient. According to Cornell University, field agriculture produces 2 to 4 pounds of spinach per square foot, per year, while a traditional greenhouse produces 8 to 12 pounds per square foot, per year. Using the TerraSphere system the Company expects to produce approximately 50 pounds per square foot, per year.

Fresher, Longer Lasting Produce. Crops grown using the TerraSphere system are still attached to the roots until they reach the cooling area for harvesting. Maintaining the “coolcycle” from seedling through maturation and post-harvest results in a shelf life up to twice as long as traditionally grown and shipped premium organic and “no-spray” crops. The Company’s produce will stay fresh longer and taste better.

No Runoff, Saves Water. Plants grown using TerraSphere’s highly efficient patented closed loop technology generate very little waste water and completely eliminate the “runoff” of environmentally damaging fertilizers and other chemicals associated with conventional field agriculture — even organic.

Our Target Market - The global market for non-traditional agriculture is growing as society searches for food that is local, sustainable and grown with minimal environmental impact. The market for organic and natural no-spray fruits and vegetables is significant - $60 billion in 2009 - and growing at an accelerated rate.  According to a March 2010 report published by Datamonitor, this market is expected to reach $96 billion by 2014, a 60% increase, with the Americas representing almost 50% of the total market.  The Company intends to enter this expanding market by initially targeting premium food markets such as Balducci’s®, Dave’s Marketplace®, foodsource™, Roche Brothers and WholeFoods Market®, as well as single location organic and natural food stores, through a combination of direct placement and premium produce wholesalers. The Company also intends to market some production directly to the public and to quality restaurants looking for the freshest and best tasting local ingredients.

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

Aquamer Shipping Corp. is in the process of procuring the machinery, equipment and raw materials necessary to produce the A1 Liner. We expect to begin production of the A1 Liner during 2011, at which time the product will be available for sale.

Acquisitions and Dispositions of Intellectual Property

The Board of Directors is committed to maximizing shareholder value.  In that regard, there is a continuing evaluation of our subsidiaries and their existing technologies as well as pursuing new or complementary businesses.  There is no assurance that we will able to complete the acquisition or successful disposition of any such intellectual property or business in the foreseeable future.

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

Three months ended September 30, 2010 and September 30, 2009

Sales - We did not have any sales during the three-month periods ended September 30, 2010 and September 30, 2009. Aquamer and its subsidiaries are development stage companies and have not had any revenues.

Costs and Expenses - Total expenses for the three months ended September 30, 2010 were $265,562, compared to $71,137 in the three months ended September 30, 2009.

Expenses in the 2010 third quarter consisted primarily of payroll of $52,479, professional fees of $91,192, consulting fees of $19,553, office and travel expenses of $9,654 and amortization of the intangible assets of $94,333; and net interest income of $1,593.

Expenses in the third quarter of 2009 consisted of expenditure for professional services, $63,007; miscellaneous expenses, $630; and amortization of the intangible assets of $7,500.

Net Loss - Net loss, before taxes, for the three months ended September 30, 2010 was $265,562. Net loss before taxes, for the three months ended September 30, 2009 was $71,137.

We have not reduced our net loss, for the three months ended September 30, 2010 or for the three months ended September 30, 2009, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

Net loss per share for the three months ended September 30, 2010 was $NIL (less than $0.005) per share. Net loss per share for the three months ended September 30, 2009 was also $NIL.  Per share net losses for the third fiscal quarters of 2010 and 2009 were based on 141,179,064 and 89,729,176 weighted average common shares outstanding, respectively.

Nine months ended September 30, 2010 and September 30, 2009 and since inception

Sales - We did not have any sales during the nine-month periods ended September 30, 2010 and September 30, 2009.

Costs and Expenses - Total expenses for the nine months ended September 30, 2010 were $636,732 compared to $157,696 in the nine months ended September 30, 2009.

Expenses in the nine months ended September 30, 2010 consisted primarily of payroll, $52,479, professional and consulting fees of $321,618, of which $232,771 was paid for in stock, in lieu of cash; management fee to Thermafreeze Products Corporation, $7,667 and amortization of the intangible assets acquired in connection with acquired businesses, $177,833; amortization of the patella patent, $3,750; net interest income, travel and office expenses, $61,499.

Expenses in the nine months ended September 30, 2009 consisted of consulting fees, $75,000, all of which was paid in stock, in lieu of cash; other professional services, $9,500; interest expense, $515; and miscellaneous expenses, $1,544.

Costs and expenses since inception, as a development stage enterprise, were $2,079,511. These costs and expenses consist of Aquamer’s costs and expenses from its date of incorporation, February 4, 2000.

Net Loss - Net loss, before taxes, for the nine months ended September 30, 2010 was $636,732.   Net loss before taxes, for the nine months ended September 30, 2009 was $157,696.

We have not reduced our net loss, for the nine months ended September 30, 2010 or for the nine months ended September 30, 2009, by any tax benefit, consequently, for both periods, our net loss was the same before and after taxes.

Net loss per share for the nine months ended September 30, 2010 was $NIL(less than $0.005) per share. Net loss per share for the nine months ended September 30, 2009 was also $NIL per share.  Per share net losses for the nine months ended September 30, 2010 and 2009 were based on 114,167,508 and 76,250,131 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

As of September 30, 2010, our cash balance was $57,240, compared to $493 at December 31, 2009.

In May 2010, we received $200,000 of aggregate proceeds from a private placement of 2,750,000 shares of the Company’s common stock and 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $1.00 per share. Fees associated with this private placement were $19,025. The net proceeds of $180,975 from the private placement of the units will primarily be used to purchase equipment and inventory for the Company’s subsidiary Aquamer Shipping Corp.

As of September 30, 2010, our liabilities totaled $1,513,183.  Current liabilities consist primarily of accounts payable for professional services of approximately $218,781; accrued expenses for professional and consulting services, $231,589; advances from related parties, $12,813; and the outstanding balance due on the UAC license Agreement of $750,000.  Long term liabilities are comprised of a note payable from UAC for $300,000.

We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. Although we have engaged outside parties to seek interim financing and have signed a letter of intent to raise capital through a sale of stock, no binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although, we believe that having our common stock trading on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and to adequately finance the operations of our subsidiaries Urban Agriculture Corporation and Aquamer Shipping Corp. may hold a significant risk to our shareholders.

Ability to Continue as a Going Concern and Plan of Operation

Our financial statements, which are included in this Form 10-Q, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $2,100,000 since Aquamer’s incorporation date, February 4, 2000, and a working capital deficiency of $1,200,000 at September 30, 2010, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management’s plan includes raising additional capital either in the form of common stock or convertible securities, aggressively entering the urban vertical farming and metalized liner businesses.  There can be no assurance, however, that we will be successful in accomplishing our objectives

Capital Expenditures

In the nine months ended September 30, 2010, we made capital expenditures totaling $16,900 for certain office and production related equipment. Our Board of Directors is reviewing opportunities to maximize shareholder value relative to our Aquamer Shipping subsidiary.  Subject to our ability to raise capital from the sale of our common stock, we expect to make significant capital expenditures for production equipment for our recently acquired subsidiary, Urban Agriculture Corporation.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We  maintain  disclosure  controls  and  procedures  (as  defined  in  Rule 13a-15(e)  and  15d-15(e)  under  the  Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our Exchange Act reports  is recorded, processed, summarized and reported within the time periods specified  in  the  Commission’s  rules  and forms, and that such information is accumulated  and  communicated  to  our  management,  including  our  principal executive  officer  and  principal  financial  officer, as appropriate, to allow timely  decisions  regarding  required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures,  no  matter  how  well  designed and operated, can provide only reasonable  assurance  of  achieving  the  desired  control  objectives.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. This evaluation was accomplished under the supervision and with the participation of our current chief executive officer and principal executive officer and our current chief financial officer and principal accounting officer who concluded that as of the end of the period covered by this report our disclosure controls and procedures are not effective.

As of the date of this report, for the period covered by this report, both the Principle executive officer and principal accounting officers have identified the following material weakness of our internal controls:

•    Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•    Lack of sufficient accounting staff to ensure timely recording, processing and reporting of financial information necessary to allow timely decisions regarding required disclosures.

•    Lack of sufficient written policies and procedures.

Consequently,  we  lack  sufficient internal technical expertise and  procedures to ensure that significant non-routine transactions,  accounting  estimates,  and  other adjustments were appropriately reviewed,  analyzed  and  monitored  by  competent  accounting staff on a timely basis.

In order to remedy our existing internal control deficiencies, as soon as our finances permit, we will hire a full-time Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

Because of the inherent limitations in all disclosure control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations  include  the  realities  that  judgments  in decision-making can be faulty  and  that  breakdowns  can  occur  because  of  simple error or mistake.  Additionally, disclosure controls can be circumvented by the individual acts of some persons, by collusion of two or more people and/or by management override of such controls. The design of any system of disclosure controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, disclosure controls and procedures may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Also, misstatements  due  to  error  or  fraud  may  occur  and  not  be  detected.

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

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2010, the Company issued 172,917 shares to various individuals for services.  The issued shares, which are restricted as to transferability, were valued at $0.11 per share, which represented the fair value of the Company’s common stock at the time of issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising.

In August 2010, we issued 60,000,004 shares of our common stock in consideration for 100% of UAC. The issuance of the shares, which are restricted as to transferability, was made in reliance on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended

In May 2010, we received $200,000 of aggregate proceeds from a private placement of 2,750,000 shares of our common stock and 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $1.00 per share. Fees associated with this private placement were $19,025. The net proceeds of $180,975 will primarily be used to purchase equipment and inventory for our Aquamer Shipping Corp. subsidiary. The issuance of the shares and warrants, which are restricted as to transferability, was made in reliance on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

As previously reported in our May 17, 2010 Form 10-Q filing, we issued, in April 2010, a total of 10,900,000 shares of common stock to various individuals for services.  The issuance of 6,625,000 of these shares was rescinded, resulting in a net issuance of 4,275,000 shares. The issued shares, which are restricted as to transferability, were valued at $0.05 per share, which represented the fair value of the Company’s common stock prior to issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

ITEM 6 — EXHIBITS

Exhibit 31.1	Certification by the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by the Principal Financial Officer. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification by the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer Medical Corp.
(Registrant)

By:	/s/ Edwin A. Reilly
Edwin A. Reilly Chief Executive Officer

Date: November 15, 2010