Form 10-K/A
period 2009-12-31
AQUAMER MEDICAL CORP.
filed 2010-11-24
CIK 1381324

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 Form 10-K/A
(Amendment No. 1)

☒      Annual Report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934
 For the fiscal year ended December 31, 2009

or

☐      Transitional Report under Section 13 or 15(d) of the
  Securities Exchange Act of 1934

000-52327
Commission file number

AQUAMER MEDICAL CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	80-0664054
(State of incorporation)	(IRS Employer Identification Number)

23 Wallace Street, Suite 408 Red Bank, NJ 07701
(Address of principal executive office)

(732) 224-9193
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)
Check whether the registrant:
is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐ No ☒
is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)

Yes ☒ No ☐

And
(2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Check whether the registrant: is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K for the year ended December 31, 2009 of Aquamer Medical Corp. (the "Company"), filed with the Securities and Exchange Commission on April 15, 2010 (the "Original Form 10-K"), is being filed, in response to comments issued by the staff of the Division of Corporation Finance of the Securities and Exchange Commission, solely to (i) amend the disclosure required by Item 405 of Regulation S-K to note that ThermaFreeze Products Corporation (“ThermaFreeze”) and Marshall Sterman, a Director and our President during the year ended December 31, 2009, failed to timely file a Form 3 or 4 and a Schedule 13D or Schedule 13G to report their respective ownership interests in the Company, and (ii) amend footnote (2) to the security ownership table under Item 12, “Security Ownership of Certain Beneficial Owners and Management,” of the Original Form 10-K to disclose that the Company believes the Board of Directors of ThermaFreeze has voting and dispositive power over the shares of the Company’s common stock beneficially owned by ThermaFreeze and to name the members of such Board of Directors at the time of the filing of the Original Form 10-K.

This Amendment No. 1 on Form 10-K/A does not modify, replace or update the other disclosures presented in the Original Form 10-K.  This Amendment No. 1 on Form 10-K/A also does not reflect events occurring after the filing of the Original Form 10-K.

Aquamer Medical Corp.
Form 10-K/A

Table of Contents

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	4

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	6

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	8

Signatures		8

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

            The following is a list of our directors and executive officers, their respective ages and the positions they hold with us.

Name	Age	Positions
Richard Falcone	57	President, Chief Executive Officer and Director
Marshall Sterman	78	Chairman of the Board of Directors

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

             Section 16(a) of the Exchange Act, as amended, requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

            We believe that all required filings had been made for the year ended December 31, 2009 except that (i) ThermaFreeze Products Corporation failed to timely file a Form 3 and a Schedule 13D or Schedule 13G to report its ownership interest in the Company and (ii) Peter Johnson, as the trustee of certain trusts, failed to timely file a Form 3 and other beneficial ownership forms on behalf of such trusts to report their respective ownership interests in the Company and (iii) Marshall Sterman, a Director and our President during the year ended December 31, 2009, failed to file a Form 4 and other beneficial ownership forms to report his ownership interest in the Company

Code of Business Conduct

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
(-2- persons) as a group

            (1)   Includes 288,799 shares owned by Mr. Sterman's spouse and 288,799 shares owned by The Mayflower Group, Ltd.

            (2)   Mr. Falcone, the President, Chief Executive Officer and Acting Chief Financial Officer of Aquamer Medical Corp., presently serves as Acting Chief Financial Officer of ThermaFreeze Products Corporation (“ThermaFreeze”).  To our knowledge, the Board of Directors of ThermaFreeze consists of Richard Bolton, James Bolton and Zachary Joyce and has voting and dispositive power over the shares of Common Stock beneficially owned by ThermaFreeze.

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

            Indemnification of Directors and Officers

            Our Certificate of Incorporation and Bylaws indemnify our directors and officers to the fullest extent permitted by Delaware corporation law.  Insofar as indemnification for liability arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is unenforceable.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

            See Exhibit Index attached to this Form 10-K/A.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer Medical Corp.
(Registrant)

By:	/s/ Edwin A. Reilly
Edwin A. Reilly Chief Executive Officer

Date:	November 24, 2010

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin A. Reilly
Edwin A. Reilly Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 24, 2010

By:	/s/ James A. Shanahan
James A. Shanahan Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Date:	November 24, 2010

By:	/s/ Michael J. Mahoney
Michael J. Mahoney President, Chief Operating Officer and Director

Date:	November 24, 2010

Exhibits

Exhibit No.	Description
2.1(1)	Certificate of Incorporation
2.2(1)	By-laws
10.1(2)	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.2(2)	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.3(4)	Patent Purchase Agreement between Phillips Capital and Aquamer Medical Corp dated as of March 24, 2008
10.4(5)	Asset Purchase Agreement by and among Thermafreeze Products Corporation, Aquamer Medical Corp. and Aquamer Shipping Corp., dated March 21, 2010
10.5(5)	Consultant Services Agreement between Thermafreeze Products Corporation (assumed by Aquamer) and Thomas Belina, effective as of October 1, 2009
12.1(3)	Joint Disclosure Statement in the definitive proxy statement on Schedule 14C filed by Bellacasa Productions, Inc. on February 1, 2007
14.1(2)	Code of Business Conduct filed by Bellacasa Productions, Inc.
21.0(6)	Subsidiaries of Registrant
31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

            * Filed herewith

            (1) Previously filed on November 20, 2006, as an exhibit to Form 10-SB of Aquamer.
            (2) Previously filed on March 31, 2006, as an exhibit to Form 10-KSB of Bellacasa.
            (3) Previously filed on February 5, 2007, as an exhibit to Form 10-SB/A of Aquamer.

            (4) Previously filed on March 25, 2008, as an exhibit to Report on Form 8-K of Aquamer.
            (5) Previously filed on March 25, 2010, as an exhibit to Report on Form 8-K of Aquamer.
            (6) Previously filed on April 15, 2010, as an exhibit to Report on Form 10-K of Aquamer.