Form 10-Q/A
period 2010-03-31
AQUAMER MEDICAL CORP.
filed 2010-11-24
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No.2 to Form 10-Q

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Amendment No. 2 to the Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2010

Aquamer Medical Corp. is filing this Amendment No. 2 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, which was originally filed on May 17, 2010 (the "Original Filing"). The purpose of the Amendment is (1) to indicate that the balance sheet included in the financial statements as of March 31, 2010 (and the notes to the financial statements) have been restated to account for the asset acquisition and formation of Aquamer Shipping Corp., (2) to reclassify “Goodwill” as “Amortizable Intangible Assets,” (3) to modify the Notes to Consolidated Financial Statements in order to eliminate all references to “Goodwill” and (4) to modify Item 4T - Controls and Procedures to conform with the requirements of Rule 13a-15(e) of the Exchange Act.  Except as expressly set forth in this Form 10-Q/A, Amendment No. 2, the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 has not been amended, updated or otherwise modified since Amendment No. 1.

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

AQUAMER MEDICAL CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUAMER MEDICAL CORP.
(a development stage company)

Consolidated Balance Sheets

	Restated March 31, 2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash	$733	$493

Total current assets	733	493

Property and equipment, net of accumulated depreciation, $6,900	2,500	-

Intangible assets
Patents (net)	43,750	45,000
Process technology	683,764	-
Consulting agreement	163,736	-

Total intangible assets	891,250	45,000

	$894,483	$45,493

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$169,219	$149,519
Accrued expenses payable	124,767	123,100
Due to related parties	16,795	11,563
Note payable – ThermaFreeze Products Corporation.	100,000	-

Total current liabilities	410,781	284,182

Stockholders' deficiency
Preferred stock, 10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value 200,000,000 shares authorized 104,729,176 shares, issued and outstanding (89,729,176 in 2009)	10,473	8,973
Additional paid-in capital	1,943,647	1,195,147
Deficit accumulated during development stage	(1,470,418)	(1,442,809)

Total stockholders' equity (deficiency)	483,702	(238,689)

	$894,483	$45,493

See accompanying notes to consolidated financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Consolidated Statements of Operations

			February 4,
			2000
			(inception)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2010	2010	2010
	(unaudited)	(unaudited)	(unaudited)
Revenue	$-	$-	$-

Costs and expenses:
General and administrative	26,192	76,914	1,027,034
Research and development	-	-	276,645
Depreciation	-	-	6,900
Amortization of patent	1,250		1,250
Interest, net of interest income	167	450	(6,720)
Impairment of purchase commitment	-	-	145,000
Impairment of patent	-	-	45,000

Total costs and expenses	27,609	77,364	1,505,109

Loss before other income and income taxes	(27,609)	(77,364)	(1,505,109)

Income from forgiveness of related party debt	-	-	34,691

Loss before income taxes	(27,609)	(77,364)	(1,470,418)
Income taxes	-	-	-

Deficit accumulated during development stage	$(27,609)	$(77,364)	$(1,470,418)

Basic and diluted loss per share	$ (NIL )	$ (NIL )

Weighted average number of shares outstanding	91,395,843	54,004,176

See accompanying notes to consolidated financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2010 (unaudited)	Three Months Ended March 31, 2009 (unaudited)	February 4, 2000 (inception) through March 31, 2010 (unaudited)

Cash flows from operating activities:
Deficit accumulated during development stage Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:	$(27,609)	$(77,364)	$(1,470,418)
Depreciation	-	-	6,900
Impairment of patent	-		45000
Amortization of patent	1,250	-	11,250
Expenses paid by issuance of common stock	-	-	473,517
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	-	-	(106,001)
Increase in accounts payable and accrued expenses	21,367	77,050	499,245
Decrease in prepayments under supply agreement	-	-	140,000

Net cash used in operating activities	(4,992)	(314)	(400,507)

Cash flows from investing activities:
Purchase of equipment	-	-	(6,900)

Net cash used in investing activities	-	-	(6,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	52,050
Proceeds from issuance of preferred stock	-	-	175,000
Proceeds from issuance of secured convertible note	-	-	15,000
Repayment of loans to related parties	-	-	(73,500)
Loans from former parent company	-	-	213,295
Repayment of related party loans	-	-	39,500
Loans to Bellacasa Productions, Inc.	-	-	(30,000)
Loans from related parties	5,232		16,795

Net cash generated by financing activities	5,232	-	408,140

Change in cash	240	(314)	733

Cash at beginning of period	493	397	-

Cash at end of period	$733	$83	$733

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

Note 3 - Impairment of Patents and Other Intangibles

              The Company's policy requires a review of the carrying value of long-lived assets, including patents and other intangible assets, on an annual basis, or when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. In assessing the recoverability of long-lived assets, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flow, and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the assessment of recoverability. Changes in economic and operating conditions impacting these assumptions could result in impairment in future periods

Note 4 - Patents

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

              The Company determined as part of its annual review of carrying value as detailed above in Note 3 - Impairment of Patents and Other Intangibles that 50% of the net carrying value ($90,000) of the pending U.S. Patent for the Hydropatella Implant at December 31, 2009 was impaired and, correspondingly, took a charge of $45,000 to earnings for the year ended December 31, 2009.

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

Note 10  - Restatement

The Company determined it had incorrectly accounted for its acquisition of certain acquired technology related to the design and development of metalized liners potentially to be offered for sale in the intermodal shipping market.  In the Original Filing, the assets were depicted as "Goodwill." Total Assets on the Balance Sheet remains unchanged, but the goodwill balance was reclassified to intangible assets Process Technology and Consulting Agreement. The effect of the reclassification is reflected on the balance sheet as follows:

	As Reported	Adjustment	As Restated
Goodwill	$847,500	(847,500)	-
Process Technology	-	683,764	683,764
Consulting Agreement	-	163,736	163,736

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

Market Opportunity

Orthopedic Surgery

           According to The Journal of Bone & Joint Surgery, Volume 89-A, Number 12, December 2007:

o	The upward trends in the utilization of total hip and knee replacement between 1969 and 2003 detail the national need for these procedures.

o
The age and gender-adjusted incidence per 100,000 person-years significantly increased from 1971 to 2003, representing a greater than 400% increase in the incidence of total knee replacement (as compared with a 55% increase in total hip replacement during the same period).

o	The incidence increased with the patient's age for total knee replacement, except in patients more than eighty years old.
o	The largest percentage increase was in patients less than fifty years old.
o	There was a significant increase in the proportion of total knee replacements performed for the treatment of osteoarthritis, from 51% during 1971-1975 to 92% in 2000- 2003.
o
It is projected that the number of primary total knee replacements will increase from 450,400 to 3.48 million by 2030, compared with a growth in the number of primary total hip replacements from 208,600 to 572,100 during the same interval.

o	The volume of revision total knee replacements is projected to grow from 38,300 in 2005 to 268,200 in 2030 (a 600% increase).
o	The continued and rapid growth of utilization of total knee replacement reflects a trend that will require additional resources in the future.
o
This dramatically increased demand for replacement procedures will require additional discussions regarding the distribution of economic resources; the allocation of surgeons, facilities and resources; and improved operative efficiency.

o	Additionally, given the growth in the number of procedures in the younger, more active patients, implant longevity will require further enhancement.

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

           Like any surgery, knee joint replacement carries certain life-threatening risks, such as infection, blood clots and complications from anesthesia. Infection is an ongoing risk for all people with joint replacements. Not only can it occur in the hospital, but it can happen years later if bacteria travel through the bloodstream to the replacement area. In the rare case that an infection spreads to the new joint and does not clear up with antibiotic treatment, the joint must be replaced. This usually requires two surgeries—one to remove the infected joint and another surgery later to insert the new joint. Between surgeries, the infection is treated with antibiotics. Therefore, a need also exists for a replacement patella that can be used as a vehicle to deliver a localized therapeutic agent, such as a pain relieving agent, antibiotic, anti-clotting agent, growth factor or anti-inflammatory. The hydrogel composition of the "hydropatella implant," is capable of meeting this need by eluting the therapeutic agent at a controlled rate or dose regimen over time.

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

Item 4T - Controls and Procedures

           Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

As of the date of this report, for the period covered by this report, both the Principle executive officer and principal accounting officer have identified the following material weaknesses in our internal controls:

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
Edwin A. Reilly President and Chief Executive Officer

Date: November 24, 2010