Form 10-Q/A
period 2010-06-30
AQUAMER MEDICAL CORP.
filed 2010-11-24
CIK 1381324

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2010

EXPLANATORY NOTE

Aquamer Medical Corp. is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, which was originally filed on August 13, 2010 (the "Original Filing"). The purpose of the Amendment is to modify the Notes to Consolidated Financial Statements, to remove the term "Goodwill” and to modify Item 4T - Controls and Procedures to conform with the requirements of Rule 13a-15(e) of the Exchange Act.  Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original Filing.

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

AQUAMER MEDICAL CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
AQUAMER MEDICAL CORP.
(a development stage company)
Consolidated Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash	$114,326	$493
Total current assets	114,326	493

Property and equipment (net of accumulated depreciation, $6,900)	7,000	-
Intangible assets
Patents (net)	42,500	45,000
Process technology (net of accumulated amortization, $68,376)	615,388	-
Consulting agreement (net of accumulated amortization, $16,374)	147,362	-
Total intangible assets	805,250	45,000
Total assets	$926,576	$45,493
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$173,718	$149,519
Accrued expenses payable	127,177	123,100
Due to related parties	12,813	11,563
Note payable – ThermaFreeze Products Corporation.	78,002	-
Total current liabilities	391,710	284,182
Stockholders' deficiency
Preferred stock, 10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value 200,000,000 shares authorized 111,754,176 shares, issued and outstanding (89,729,176 in 2009)	11,175	8,973
Additional paid-in capital	2,337,670	1,195,147
Deficit accumulated during development stage	(1,813,979)	(1,442,809)
Total stockholders' equity (deficiency)	534,866	(238,689)
	$926,576	$45,493

See accompanying notes to consolidated financial statements.

AQUAMER MEDICAL CORP.
(a development stage company)

Statements of Operations
(unaudited)

	Three Months ended		Six Months ended		Period from February 4, 2000 (inception) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Costs and expenses:
General and administrative	257,561	9,130	282,361	86,044	1,284,595
Research and development	-	-	-	-	276,645
Depreciation	-	-	-	-	6,900
Amortization of intangibles	86,000	-	87,250	-	87,250
Interest, net of interest income	1,393	65	1,559	515	(5,161)
Impairment of purchase commitment	-	-	-	-	145,000
Impairment of patent	-	-	-	-	45,000
Total costs and expenses	343,561	9,195	371,170	86,559	1,848,670

Loss before other income and income taxes	(343,561)	(9,195)	(371,170)	(86,559)	(1,848,670)
Income from forgiveness of related party debt	-	-	-	-	34,691
Income (loss) before income taxes	(343,561)	(9,195)	(371,170)	(86,559)	(1,813,979)
Income taxes	-	-	-	-	-
Deficit accumulated during development stage	$(343,561)	$(9,195)	$(371,170)	$(86,559)	$(1,813,979)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	110,122,583	85,018,187	100,759,213	69,511,181

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

Consideration paid is summarized as follows:

Common stock issued-15,000,000 shares valued at $0.05 per share	$750,000
Promissory note	100,000
Total consideration	$850,000

Purchase price was allocated as follows:

Process technology	$683,764
Consulting agreement	163,736
Fixed assets	2,500
Total assets acquired	$850,000

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

The Company was billed by ThermaFreeze a total of $3,982 for employee expenses, rent and consulting expense for the month of March 2010, and $21,018 for management fees for the quarter ended June 30, 2010, the total of which, $25,000 was paid during the quarter ended June 30, 2010. The Company also accrued $167 and $1,410 for interest on the note payable to ThermaFreeze for the quarters ended March 31, 2010 and June 30, 2010, respectively.

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

Note 9 - Restatement

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

Expenses in the 2010 second quarter consisted primarily of professional and consulting fees of approximately $230,000, of which $213,750 was paid for in stock, in lieu of cash; management fee to Thermafreeze Products Corporation, $21,000 and amortization of the intangible assets acquired in connection with Aquamer Shipping’s liner business, $84,750; amortization of the patella patent, $1,250; interest expense, approximately $1,400; and miscellaneous expenses, approximately $5,000.

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

Expenses in the  first half of 2010 consisted primarily of professional and consulting fees of approximately $252,000, of which $213,750 was paid for in stock, in lieu of cash; management fee to Thermafreeze Products Corporation, $21,000 and amortization of the intangible assets acquired in connection with Aquamer Shipping’s liner business, $84,750; amortization of the patella patent, $2,500; interest expense, approximately $1,600; and miscellaneous expenses, approximately $10,000.

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

Since inception, our losses through June 30, 2009 have totaled $1,813,979.

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

Since inception, our losses through June 30, 2010 totaled $1,813,979.

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
              ·     Lack of sufficient accounting staff to ensure timely recording, processing and reporting of financial information necessary to allow timely decisions regarding required disclosures.
              .     Lack of sufficient written policies and procedures.

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

ITEM 6 – EXHIBITS

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquamer Medical Corp.
(Registrant)

By:	/s/ Edwin A. Reilly
Edwin A. Reilly Chief Executive Officer

Date: November 24, 2010