Form 10-K/A
period 2009-12-31
AQUAMER MEDICAL CORP.
filed 2010-12-03
CIK 1381324

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 Form 10-K/A
(Amendment No. 2)

☐      Annual Report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934
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

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 2 (this "Amendment") to the Annual Report on Form 10-K for the year ended December 31, 2009 of Aquamer Medical Corp. (the "Company"), filed with the Securities and Exchange Commission on April 15, 2010 (the "Original Form 10-K"), as previously amended, is being filed in response to comments issued by the staff of the Division of Corporation Finance of the Securities and Exchange Commission, solely to amend and restate the section in Part III, Item 10, entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended” to provide corrected disclosure required by Item 405 of Regulation S-K.

Except for the changes to in Part III, Item 10, to the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended”, this Amendment No. 2 on Form 10-K/A does not modify, replace or update the other disclosures presented in the Original Form 10-K, as previously amended.  This Amendment No. 2 on Form 10-K/A also does not reflect events occurring after the filing of the Original Form 10-K.

ii

Aquamer Medical Corp.
Form 10-K/A

Table of Contents

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	2

Signatures		3

iii

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Exchange Act, as amended, and SEC regulations require our directors, certain of our officers and persons who beneficially own more than 10% of a registered class of our equity securities to file reports regarding their ownership of our equity securities with the SEC and  to furnish the Company  with copies of all ownership reports they file.  To our knowledge, based on our review of Company records, the following persons who had such status during the fiscal year ended December 31, 2009 either failed to file required reports or were late in filing:

Marshall Sterman, our former President and director, failed to file on a timely basis his Form 3 filed on April 13, 2007.  For the fiscal years ended December 31, 2008 and December 31, 2009, Mr. Sterman failed to file a Form 4 on two occasions as required by Section 16(a) of the Exchange Act.

Mr. Peter Johnson, as trustee of the Frank Magliochetti Irrevocable QTIP Trust, failed to file a Form 3 as required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2008.

Subsequent to December 31, 2009 and prior to April 15, 2010, the date on which this Form 10-K was filed, Mr. Peter Johnson, as trustee of the Frank Magliochetti Irrevocable QTIP Trust, failed to file a Form 4 on one occasion as required by Section 16(a) of the Exchange Act.  In addition, during that period, ThermaFreeze Products Corporation failed to file a Form 3 as required by Section 16(a) of the Exchange Act.

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

Aquamer Medical Corp.
(Registrant)

By:	/s/ Edwin A. Reilly
Edwin A. Reilly Chief Executive Officer

Date:	December 3, 2010

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin A. Reilly
Edwin A. Reilly Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 3, 2010

By:	/s/ James A. Shanahan
James A. Shanahan Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Date:	December 3, 2010

By:	/s/ Michael J. Mahoney
Michael J. Mahoney President, Chief Operating Officer and Director

Date:	December 3, 2010

Exhibits

Exhibit No.	Description
2.1(1)	Certificate of Incorporation
2.2(1)	By-laws
10.1(2)	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.2(2)	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.3(4)	Patent Purchase Agreement between Phillips Capital and Aquamer Medical Corp dated as of March 24, 2008
10.4(5)	Asset Purchase Agreement by and among TehrmaFreeze Products Corporation, Aquamer Medical Corp. and Aquamer Shipping Corp., dated March 21, 2010
10.5(5)	Consultant Services Agreement between TehrmaFreeze Products Corporation (assumed by Aquamer) and Thomas Belina, effective as of October 1, 2009
12.1(3)	Joint Disclosure Statement in the definitive proxy statement on Schedule 14C filed by Bellacasa Productions, Inc. on February 1, 2007
14.1(2)	Code of Business Conduct filed by Bellacasa Productions, Inc.
21.0(6)	Subsidiaries of Registrant
31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

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