Form 10-K
period 2010-12-31
Urban Ag. Corp.
filed 2011-04-15
CIK 1381324

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 Form 10-K

[X]      Annual Report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934
 For the fiscal year ended December 31, 2010

or

[  ]      Transitional Report under Section 13 or 15(d) of the
  Securities Exchange Act of 1934

000-52327

Commission file number

URBAN AG. CORP (formerly Aquamer Medical Corp.)

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

As of April 11, 2011, there were 2,127,184 shares of Urban Ag. Corp. common stock outstanding.

The aggregate market value of the stock held by non-affiliates (1,686,482 shares) computed by reference to the closing price of such stock ($0.16), as of April 11, 2011, was $269,837.

Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Urban Ag. Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	(Removed and Reserved)
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A(T).	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services
Item 15.	Exhibits and Financial Statement Schedules
SIGNATURES
Certifications

PART I

Item 1 - Description of Business

General

           Urban Ag. Corp. ("Urban Ag", " the "Company", "We", "Our", or the "Registrant") is the successor entity to Aquamer, Inc. ("AQUM"), a Delaware corporation, which was established in February 2000 to commercialize proprietary medical devices.  In 2005 AQUM became a wholly owned subsidiary of Bellacasa Productions, Inc. ("Bellacasa") a publicly traded company, which in 2007 distributed 100% of its AQUM shares to its shareholders, thus creating a public entity that traded as AQUM.

            From 2007 to 2010 AQUM tried unsuccessfully to commercialize its medical device business and our Board of Directors closed those operations and acquired Urban Agricultural Corporation, a Delaware corporation ("UAC"). UAC holds the exclusive rights under a license from TerraSphere, Inc. ("TerraSphere") to use their patented farming technology in Massachusetts, and the right of first refusal to purchase exclusive licenses for New Jersey, Pennsylvania and California.  Under the TerraSphere license the Company receives certain vertical farming intellectual property and know-how from TerraSphere .  The license was purchased by UAC in May, 2010 for $1,000,000 with $250,000 paid at acquisition and payments of $250,000 each due on November 1, 2010, February 1, 2011 and May 1, 2011.  We have not made the payments due under the TerraSphere License on November 1, 2010 and February 1, 2011.  TerraSphere has extended the payment terms under the TerraSphere License through June 30, 2011.  If we are unable to pay the license in full by the extended due date our ability to develop the vertical farming business may be materially adversely affected.

Vertical Farming

           Vertical farming is a recent phenomenon a whose proponents believe will revolutionize the production of leafy green vegetables and other produce by growing these products in urban area buildings, using computer controlled technologies to virtually eliminate the many elements that are detrimental to traditional farming techniques.

           Using TerraSphere technology (see their web site at terraspheresystems.com) we believe we can provide competitively-priced, locally-grown produce in large urban structures (warehouses or factories) incorporating the use of concentrated production in a reduced physical footprint.  These "farms" can be located in densely-populated areas within easy reach of consumers thus dramatically reducing the costs and consequences of today's significant carbon footprint. This should also result in fresher produce with longer shelf-life. We also believe that TerraSphere's technology will greatly reduce, if not eliminate, the need for chemical herbicides and pesticides, potentially providing an additional marketing advantage over produce grown on large, industrial farms, thus addressing consumer concerns over food safety issues.

           TerraSphere's system includes:

           ·        Specialized equipment, including stackable racks incorporating growing trays, piping and lighting arrays;
           ·        Nutrient delivery system;
           ·        High efficiency lighting;
           ·        Automated, computer-controlled lighting, watering and nutrient delivery cycles;
           ·        Software that automatically adjusts light and nutrient cycles based on plant variety and maturity

           We expect to work with TerraSphere to improve production yield through new techniques, improvements to our facilities and equipment, and the use of technologies developed in-house or by third parties in order to improve crop varieties with strong market demand.

           We further believe TerraSphere's system provides us with three key advantages over conventional field agriculture and greenhouses:

           ·        Fresher, Longer Lasting Produce.  Our due diligence suggests that produce grown using the TerraSphere system remain attached to the roots longer than conventionally grown product resulting in a shelf life of up to twice as long as traditionally-grown and shipped premium organic and "no-spray" crops.  Therefore, we anticipate that our produce will stay fresh longer and taste better.

           ·        Increased Productivity.  Growing food vertically, in cubic feet versus square feet, is considerably more efficient.  TerraSphere's Vancouver facility produces approximately 55 pounds of produce per square foot annually. Based upon research conducted by Cornell University, field agriculture produces approximately two pounds of produce per square foot, per year, and the average greenhouse, 18 pounds per square foot, per year.

           ·        Runoff Saves Water.  TerraSphere's patented closed-loop technology is designed to generate very little waste water and to eliminate the "runoff" of environmentally-damaging fertilizers and other chemicals associated with conventional field agriculture – even organic farms.

Marketing and Distribution

           According to a March 2010 report published by the Datamonitor Group, a leading provider of business information, the global market for fruits and vegetables that are grown organically and without chemical sprays was $60 billion in 2009 and is growing at an accelerated rate.  Datamonitor expects this market to reach $96 billion by 2014, a 60% increase, with the Americas representing almost 50% of the total market.

           There are indications that consumers are now increasingly interested in purchasing safe, locally-grown produce that is grown in an environmentally friendly and sustainable manner.  The recent growth of farmer's markets and the expansion of premium food markets, such as WholeFoods Market® demonstrates that demand for such produce exists, as does public concern over herbicide and pesticide use, country-of-origin labeling, greenhouse gas emissions associated with shipping produce thousands of miles from the farm to the retail outlet and the water pollution associated with fertilizer run-off.  The "eat locally" movement has even been positioned in the mainstream U.S. media as a method of reducing our country's carbon footprint.

Competition

           The business of growing and distributing fresh fruits and vegetables is highly fragmented and intensely competitive with a large number of participants.  Competition is primarily affected by the following factors:

           ·        product selection;
           ·        product quality;
           ·        food safety;
           ·        reliability of supply;
           ·        brand recognition;
           ·        perception;
           ·        distribution capability;
           ·        price; and
           ·        the ability to satisfy changing customer preferences through innovative product offerings.

           We believe that industrial scale growers are our primary competition.  In addition, we will be competing more directly with a number of unrelated seasonal operators of greenhouses spread across our target market areas, as well as smaller regional and local vegetable producers and individual farmers.  If we are able to expand into additional markets, we may also compete with other companies whose business models are similar to ours, including future licensees of Urban Barns, Inc. (URBF.OB), Valcent Products Inc. (OTC BB: VCTZF),  privately held Aero Farms Systems, LLC and TerraSphere Systems, LLC.

Regulation

           We are not required to apply for or have any special government approval for our products.  Other than general business and tax laws, we are not currently subject to specific government regulations.  However, once we have established our first vertical farming facility, we anticipate that we will have to obtain the necessary government licenses, authorizations and labor permits to legally manage those facilities in the locations in which we plan to operate.  Many of our facilities and products will be subject to various laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the quality and safety of products, sanitation, safety and health matters, and environmental control.

           We do not currently incur any significant expenses related to compliance with such laws and regulations, and our business plan incorporates the current anticipated costs of such compliance.  However, any regulatory changes that modify existing requirements or impose new restrictions on our business could adversely affect us by increasing our operating costs, which could have a material adverse effect on our results of operations.

           We are planning the possibility of having our proposed vertical farming operations certified as organic.  While we do not believe organic certification is a requirement for the future success of our urban vertical farming activities, organic certification represents a well-known standard immediately recognizable to consumers.  Use of the word "organic" in the United States is regulated in accordance with the Organic Foods Production Act (OFPA) of 1990 and regulations in Title 7, Part 205 of the Code of Federal Regulations.  The United States Department of Agriculture's (USDA) National Organic Program (NOP) develops, implements and administers national production, handling and labeling standards.

           While there do not appear to be any specific impediments to organic certification of our planned urban vertical farming system, to the best of our  knowledge, no such similar system has achieved certification, and thus there can be no assurance that we will achieve organic certification.

Employees

           At present, Marshall Sterman our Chairman/CEO is our only employee.  We utilize independent contractors and consultants from time to time to assist us in the various business activities necessary to move to our business forward.  We acknowledge that in order to successfully address our new business activity it will be necessary to add permanent employees for specific and strategic roles and if this is not accomplished we will not have achieved our stated mission and will not have a viable operation.

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

We are a development stage enterprise with limited operating history in our current business, and our prospects are difficult to evaluate.

            We have been in business for over ten years and have yet to generate any revenues. The income potential of our intended business operations is unproven. If we cannot develop this new business, investors will most likely lose all of their money.

We are substantially dependent on the TerraSphere License for our indoor vertical farming business. Our inability to meet our obligations on this license will have a negative effect on our results of operations, financial condition and cash flow.

           Under the terms of TerraSphere License, we were obligated to make $250,000 payments on November 1, 2010, February 1, 2011 and May 1, 2011.  We have not made the payments that were due on November 1, 2010 and February 1, 2011.  TerraSphere has extended the payment terms under the TerraSphere License through June 30, 2011.  Our inability to pay the license in full by the extended due date unless extended and or renegotiated, will have a material adverse affect on our prospects and on the value of an investment in the Company.

We expect to incur significant losses until we commence operations and perhaps for some time thereafter, and we may never operate profitably.

           Since inception in 2000, we have incurred an accumulated net loss of $3,334,290. We will continue to incur significant losses, and assuming we successfully complete construction of our farming facilities, we do not expect to achieve profitability, if at all, before our 2013 fiscal year.

           Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	Our ability to raise capital
•	Our ability to meet regulatory requirements
•	Our ability to establish suitable vertical farming facilities
•	Our ability to successfully grow crops in our facilities in commercially viable quantities
•	Our ability to market, transport and sell our products

           There is no assurance that we will be successful in our efforts to build and operate urban indoor vertical farming facilities. Failure to generate revenues will materially adversely affect our revenues, cash flows and net income.

We have received a going concern opinion from our auditors.

           Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  In the event we are unable to achieve or sustain profitability and if we are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern, and we may have to cease operation.

We need to raise additional capital to fund our operations through the near term, and we do not have any commitments for that capital.

           We need additional capital to execute our business strategy, and if we are unsuccessful in raising additional capital, we may be unable to fully execute our business strategy on a timely basis, if at all.  If adequate capital cannot be obtained on satisfactory terms, we may curtail or delay the implementation of updates to our businesses or delay the expansion of our sales and marketing capabilities, any of which could cause our business to fail.

If we raise additional capital through the issuance of equity securities, such issuances will likely cause dilution to our stockholders, particularly if we are required to do so during periods when our common stock is trading at historically low price levels.  If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest payments would reduce the amount of cash available to operate and grow our business.

We are exposed to risks from legislation requiring companies to evaluate internal control over financial reporting.

           Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") required our management to begin to report on the operating effectiveness of our internal control over financial reporting for the year ended December 31, 2010.  We must continue an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.  We expect that this program will require us to incur significant expenses and to devote additional resources to Section 404 compliance on an ongoing annual basis.  We cannot predict how regulators will react or how the market prices of our securities will be affected in the event that our Chief Executive Officer and Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404.

We have only one director and do not have any independent directors serving on our board of directors, which could present the potential for conflicts of interest.

           Our Board of Directors is currently comprised of one member.  This member is not an "independent director" as defined by either the New York Stock Exchange or NASDAQ.  We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our management and independent contractors could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between management and our stockholders.

Our future success is dependent on assimilating new key employees; our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

           Our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel.  We may be unable to identify and attract highly qualified employees in the future.  In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them if they leave the Company.  The inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business and results of operations.

Risks Related to Our Vertical Farming Business

There is limited evidence that the TerraSphere technology will be profitable in a commercial application.

           Although we believe that TerraSphere's technology will enable us to implement our business plan, as of the date hereof, the technology is still in the early stage of commercialization and has only limited results in a commercial setting.  To our knowledge based on information provided by TerraSphere, only one facility is in commercial operation employing TerraSphere's technology to produce vegetables or fruits and that facility has been operating for less than 2 years, and this facility has yet to produce a profit.  If the technology does not perform as anticipated, we will be unable to achieve profitability.

We are substantially dependent on a single supplier of our indoor vertical farming technology. A disruption in this relationship may have a negative effect on our results of operations, financial condition and cash flow.

           Under the terms of our license agreement with TerraSphere, we are obligated to use certain equipment and technology supplied by TerraSphere.  Should TerraSphere encounter financial difficulties or otherwise have difficulty fulfilling its supply obligations, or if disputes develop between TerraSphere and us, it could have a material adverse effect on our business.

We have little or no experience in the vertical indoor farming industries, which increases the risk of our inability to build and operate our facilities.

           We are experienced in business generally and governing and operating a public company, but not organizing the construction, equipping and start up of vertical indoor farming facilities. As a result, we may not develop our business successfully.

Our business is dependent on locating suitable facilities, acquiring or leasing such facilities on favorable terms and successfully completing the custom construction necessary to install and operate our indoor vertical farming equipment.  If we are not able to accomplish any one of these goals, our growth potential, results of operations and business will be materially and adversely affected.

            We expect to raise capital to construct our initial vertical farming facility.  This requires that we lease and retrofit appropriate facilities.  Assuming we can obtain suitable leasing arrangements, extensive specialized construction will be required to adapt these facilities for our business model.   We have not entered into any contracts to build and or operate any indoor vertical farming facilities. There can be no assurance that we will be able to locate the required specialized construction personnel or that construction of the facilities will be completed within our anticipated time frame or budget.  Construction projects are subject to cost overruns and delays not within our control or that of our subcontractors, such as those caused by acts of governmental entities, financing delays or bad weather.  Delays can also arise from design changes and material equipment shortages or delays in delivery. Our inability to construct any facility in a timely fashion and within our projected construction budget could have a material adverse effect on our business and our anticipated financial performance.

Our facilities will require certain permits to operate, which we may not be able to obtain at all or obtain on a timely basis.

           The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township, and state agencies having control over the specific properties.  Permits once given may be withdrawn. We may not be able to secure all the necessary permits for future facilities on a timely basis or at all, which may prevent us from operating such facilities according to our business plan.  Inability to obtain or maintain permits to construct, operate or maintain our facilities will severely and adversely affect our business.

Outbreaks of plant diseases or pest infestations can significantly restrict our ability to conduct our operations.

           We intend to take all reasonable precautions to ensure that our crops are healthy and that our indoor vertical farming facilities operate in a sanitary and environmentally sound manner. However, notwithstanding our precautions, plant diseases or pest infestations could destroy all or a significant portion of the crops in a facility and could eliminate or significantly reduce production from that facility until we are able to disinfect the facility and grow replacement crops.  We do not believe that insurance against crop damage from disease or pest infestations will be available.  Therefore, such an infestation or contamination could have a significant adverse impact on our business.

A significant interruption in the operation of our indoor vertical farming facility could potentially disrupt our operations.

           Initially, we will have only one indoor vertical farming facility supporting our operations.  A significant interruption impacting this facility, whether as a result of plant diseases or pest infestations, a natural disaster, technical or labor difficulties, fire or other causes, could impair our ability to timely grow or deliver products, potentially resulting in a material adverse effect on our business, financial position and results of operations.

Water or power shortages could disrupt our production and have a material adverse effect on our business, financial position and results of operations.

           Our production will require a continual supply of utilities such as water and electricity.  Interruptions of water or electricity supply could result in temporary shutdowns of our irrigation, HVAC and electrical systems.  Any suspension or termination of water or electricity of any significant duration or other unexpected business interruptions could have a material and adverse impact on our crops and consequently on our business, financial condition and results of operations.

Energy and fuel cost variations could adversely affect operating results and expenses.

           Energy costs, particularly electricity and natural gas, constitute a substantial portion of our operating expenses.  The price and supply of energy and natural gas are unpredictable and fluctuate based on events outside our control, including demand for oil and gas, weather, actions by OPEC and other oil and gas producers, and conflict in oil-producing countries.  Price escalations in the cost of electricity or reductions in the supply of natural gas could increase operating expenses and negatively affect our results of operations.  We may not be able to pass through all or part of the increased energy and fuel costs to our customers.

Our income will depend on sales of perishable merchandise, which can lose its value quickly; such losses could harm our operating results.

           Although the vertical farming concept is intended to reduce the time between harvest and sale, our crops will still be subject to all the risks of any perishable food, including spoilage. Accordingly, any delay in harvesting or shipping our crops could result in losses due to spoilage, which would adversely affect our revenues and net income.

Our business is sensitive to fluctuations in market prices and demand for our products..

           Fresh vegetables are highly perishable and generally must be brought to market and sold very shortly after harvest. The selling price for a certain types of vegetables depends on factors such as the supply of and demand for such vegetables and the availability and quality of such vegetables in the marketplace.

           We will plan our production schedule and crop selection based on our analysis and estimate of future market demand.  Demand for our products will depend primarily on consumer-related factors, such as demographics, local preferences and food consumption trends, as well as macroeconomic factors, such as the condition of the economy and the level of consumer confidence.  To remain competitive, we will need to continually monitor and adapt to the changing market demand.  Our failure or inability to follow or adapt to changes in market demand in a timely manner, if at all, may have a material and adverse effect on our business and our results of operation.

We face the risk of fluctuations in the cost, availability and quality of our raw materials.

            Increases in the cost of raw materials essential to our operations, particularly plant seeds and seedlings, fertilizer, insecticides and transport materials, would increase our costs of production, which we may be unable to recoup through higher prices for our crops.  A scarcity of these raw materials could require us to curtail production, which also would have a material adverse effect on our results of operations.

We are subject to the risk of product contamination and product liability claims as well as negative publicity associated with food safety issues.

            External factors may depress the prices for our products. General public concerns regarding the quality, safety or health risks associated with particular vegetables could reduce demand and prices for some of our products.  Harm to the health of consumers may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growth, storage, handling or transportation phases.  We could become subject to claims or lawsuits relating to consumption of our products that are alleged to cause harm to the health of consumers.  Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or discomfort could adversely affect our reputation with existing and potential customers and our corporate and brand image.

            Market demand for our products may also be adversely affected by negative publicity concerning food safety of vegetables produced by other vegetable producers in our target markets.  Such negative publicity may lead to a loss of consumer confidence and a decrease in the demand and prices for our products. Despite such decreased demand, circumstances may require us to bring to bring our produce to market promptly, in which case we may experience losses on those products.

            A decrease in the selling price received for our products due to product liability claims or perceived issues relating to quality, safety or health risks associated with our products could have a material adverse effect on our business, results of operations and financial condition.

The fresh vegetable market is highly competitive and our growth and results of operations may be adversely affected if we are unable to compete effectively.

           Our competitors include, but are not limited to, local, regional, national and international producers of produce of all kinds.  Their businesses compete with us for customers and locations.  In addition, some are expanding more aggressively in marketing a range of natural and organic foods.  Some of these potential competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products.

           In addition, although indoor vertical farming is a relatively new business and we believe that the TerraSphere technology gives us certain competitive advantages, there are other indoor vertical agriculture systems available and the cost of entry into the indoor vertical farming business may not prove to be a significant competitive barrier. There can be no assurance that others have not developed or will not independently develop proprietary technology similar to TerraSphere's. The extent to which we may be required in the future to obtain licenses with respect to patents or other proprietary rights obtained by others and the availability and cost of any such licenses are currently unknown.  Additional costs incurred as a result of acquiring any patents or licenses may adversely affect our cash flow and net income.

Our operations will be highly regulated in the areas of food safety and protection of human health and we may be subject to the risk of incurring compliance costs and the risk of potential claims and regulatory actions.

           We will be subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we will have to comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages and licensing, in addition to building codes and fire and other safety regulations.  These laws and regulations directly affect our day-to-day operations, and violations of these laws and regulations can result in substantial fines or penalties. There can be no assurance that these fines or penalties would not have a material adverse effect on our business, results of operations and financial condition. To stay compliant with all of the laws and regulations that apply to our operations and produce, we may be required in the future to modify our operations, purchase new raw materials or make capital improvements, which could have a material adverse effect on our operations.

Risks Related to Investment in our Securities

Future issuances or sales, or the potential for future issuances or sales, of shares of our common stock, may cause the trading price of our securities to decline and could impair our ability to raise capital through subsequent equity offerings.

           During 2010, we issued a significant number of shares of our common stock, and we anticipate that we will continue to do so in the future.  Future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline, and could materially impair our ability to raise capital through the sale of additional securities.

We do not intend to pay any common stock dividends in the foreseeable future.

           We have never declared or paid a dividend on our common stock and, because we have very limited resources, expect to continue incurring operating loses and have a substantial accumulated deficit, we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future.  Rather, we intend to retain earnings, if any, for the continued operation and expansion of our business.  It is unlikely, therefore, that the holders of our equity securities will have an opportunity to profit from anything other than potential appreciation in the value of our common stock held by them.

The ownership of our common stock is concentrated among a small number of stockholders, and if our principal stockholders, directors and officers choose to act together, they may be able to control our company's management and operations, which may prevent us from taking actions that may be favorable to you.

           Our company's ownership is concentrated among a small number of stockholders, including our founders, directors, officers and entities related to these persons.  The group of founders, directors, officers and entities affiliated with them will beneficially own approximately 51.0% of the outstanding voting securities of our company.  Accordingly, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  In addition, they could dictate the management of our business and affairs.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of our company or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Item 1B - Unresolved Staff Comments

            None

Item 2 - Description of Property

           In March 2011, we relocated our offices to 68 Phillips Beach Drive, Swampscott, MA 01907.  The offices are adequate for our current operations.

Item 3 - Legal Proceedings

           We are not party to any legal proceedings.

Item 4 – Removed and Reserved

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

            The primary market for our common stock is the Pink Sheets, where it trades under the symbol "AQUM.PK."

            The following table sets forth the high and low closing prices for the shares of our common stock, for the periods indicated, as provided by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.  Stock prices have been adjusted to reflect the 1:87 reverse stock split effective December 2010

Quarter Ending	High	Low
March 31, 2010	$ 1.01	$ 0.80
June 30, 2010	30.46	7.83
September 30, 2010	37.42	13.93
December 31, 2010	21.76	0.74

March 31, 2009	$ 2.61	$ 0.44
June 30, 2009	1.31	0.78
September 20, 2009	2.61	0.26
December 31, 2009	0.74	0.74

Shareholders

            As of April 11, 2011, we had approximately 163 shareholders of our common stock.

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

Changes in Securities and Use of Proceeds

Common Stock

            Stock Issuances

           As of December 31, 2010, we had a total of 2,002,184 shares of common stock issued and outstanding.  The number of shares outstanding reflect the 1:87 reverse stock split effective December 20, 2010.

           During the fourth fiscal quarter of 2010 we issued the following shares of our common stock:

           In December 2010, the Company issued 23,825 shares to its executive team for services rendered.  The issued shares, which are restricted as to transferability, were valued at $2.42 per share, which represented the fair value of the Company's common stock at the time of issuance.

           In December 2010, the Company issued 2,299 shares to an individual for consulting services.  The issued shares, which are restricted as to transferability, were valued at $1.73 per share, which represented the fair value of the Company's common stock at the time of issuance.

           All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

           As of April 11, 2011, we had a total of 2,127,184 shares of common stock issued and outstanding.

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

           The financial statements included in this annual report are those of Urban Ag. Corp. for all historical periods.

Years ended December 31, 2010 and December 31, 2009 and since inception

           Sales - We did not have any sales during the years ended December 31, 2010 and 2009.  Urban Ag is a development stage company and has not had any revenue since its incorporation in February 2000.

           Costs and Expenses - Total expenses for the year ended December 31, 2010 were $937,899 compared to $310,398 in the year ended December 31, 2009.  Expenses for 2010 included general and administrative expenses, $912,933; amortization, $25,000; and net interest income, $34. Expenses in 2009 consisted of general and administrative expenses, $254,883; interest expense, $515; patent amortization expense, $10,000; and patent impairment, $45,000.

           In 2010, general and administrative expenses consisted primarily of management payroll, $181,801, of which $26,250 was paid in cash, $131,188 was accrued and not paid as of December 31, 2010 and $24,363 was paid in stock; professional and consulting fees, $665,401, of which $204,153 was paid in stock and office and travel costs of $65,731.

           In 2009, general and administrative expenses consisted primarily of professional and consulting fees which totaled approximately $248,000, of which $75,000 was paid in stock.

           Costs and expenses since inception, as a development stage enterprise, were $3,334,290.

           Loss From Discontinued Operations - The loss of $953,582 from discontinued operations consisted of $259,250 in amortization of patents and intangible assets, $615,564 write down of patents and intangible assets and $78,768 in consulting fees, of which $56,250 was paid in stock.  See Note 5 of Notes to the Consolidated Financial Statements.

           Net Loss - Net loss for the year ended December 31, 2010 was $1,891,481.  Net loss for the year ended December 31, 2009 was $310,398.

           Since inception, our losses, through December 31, 2010, have totaled $3,334,290.

           We have not reduced our net loss, for the fiscal year ended December 31, 2010, or for the fiscal year ended December 31, 2009, by any tax benefit, consequently, for both years, our net loss was the same before and after taxes.

           Basic and fully diluted net loss per share for the year ended December 31, 2010, was $1.28 per share. Basic and fully diluted net loss per share for the year ended December 31, 2009, was $0.34.  Per share net losses for 2010, and 2009, were based on 1,478,654 and 915,175 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

           As of December 31, 2010, our cash balance was $1,945 and $4,645 at April 11, 2011.

           As of December 31, 2010, our current liabilities totaled $1,623,961. The liabilities consist of accounts and accrued expenses payable, $851,148 primarily for payroll and professional services; due to related party $12,813; promissory note payable $10,000 and the balance due on the TerraSphere Systems license agreement, $750,000.

           As of December 31, 2010, our long term liabilities totaled $300,000 and consisted of a note payable to an individual.

           We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain. We will require the infusion of capital to construct and operate our vertical farming operations.  Failure to raise enough capital to execute our vertical farming business plan trials may hold a significant risk to our shareholders.

Ability to Continue as a Going Concern and Plan of Operation

           Our financial statements, which are included in this Form 10-K, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $3,334,000 since Urban Ag's incorporation date, February 4, 2000, and we cannot liquidate our liabilities or proceed to build a vertical farming facility without obtaining additional financing, which raises substantial doubt about our ability to continue as a going concern.  Our plan includes raising additional capital either in the form of common stock or convertible securities and constructing and operating vertical farming businesses. There can be no assurance, however, that we will be successful in accomplishing our objectives.

Capital Expenditures

           In the year ended December 31, 2010, we made capital expenditures of $7,500 on our Aquamer Shipping equipment. We expect to make a capital expenditure in 2011 of approximately $3,800,000 for production equipment for our UAC vertical farming subsidiary.

Item 8 - Financial Statements and Supplementary Data

           Our audited financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 follow Item 15, beginning at page F-1, following Part IV.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

Item 9A - Controls and Procedures

           Evaluation of Disclosure Controls and Procedures

           We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. This evaluation was accomplished under the supervision and with the participation of Edwin A. Reilly, at the time our chief executive officer, principal executive officer and James A. Shanahan, at the time our chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to him.

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

           Based upon an evaluation conducted for the period ended December 31, 2010, Edwin A. Reilly who at that date served as our Chief Executive Officer and James A. Shanahan, who at that date served as our Chief Financial Officer (which duties included that of principal accounting officer) as of December 31, 2010 and together with Mr. Marshall Sterman, our newly appointed Chief Executive Officer and Acting Chief Financial Officer, as of the date of this Report, both have concluded that as of the end of the period covered by this report, they have identified the following material weakness of our internal controls:

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

             Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

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

Item 9B - Other Information

            None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

            The following is a list of our director and executive officer, his age and the positions he holds with us.

Name	Age	Positions

Marshall Sterman	79	President, Chief Executive Officer, interim Chief Financial Officer and Chairman of the Board of Directors

            Pursuant to our bylaws, all directors are elected to a term of one year, and hold such office until the next meeting of the shareholders or until their successors are elected and qualified. The executive officers serve at the pleasure of the Board.

            The following is a brief description of the background of our executive officer and director.

           Marshall Sterman has previously served as the Company's President and a member of the Board of Directors from August 25, 2006 until September 21, 2010.  Upon the March 9, 2011 resignation of Edwin A. Reilly, the Company's CEO and Chairman of the Board of Directors, Mr. Sterman was appointed CEO, acting CFO and Chairman of the Board.  Since 1986, Mr. Sterman has been the President of The Mayflower Group, LTD., a merchant banking and consulting boutique specializing in early stage and turn-around situations. Presently, Mr. Sterman  is a  member of the Board of Directors of Converted Organics (OTC-COIN)*, Chairman of WiFiMed Holdings, Chairman and CEO of Medical Solutions Management and its subsidiary Orthosupply Management, Inc., President of Allied First Class Partners Inc., Director of Net Currents, and a Director of Obelus Media, Inc. Mr. Sterman is an associate member of the National Investment Banking Association (NIBA), and a member of The Arab-American Bankers Association (ABANA), the Boston Business Forum, The Harvard Club of New York City. Mr. Sterman is a Fellow at Brandeis University where he received his B.A. He is also a graduate of the Harvard Graduate School of Business, and a veteran of the U.S. Navy.

* Converted Organics is the majority shareholder in TerraSphere Systems, LLC, licensor for the Company's vertical farming business.  Mr. Sterman has recused himself on Converted Organics matters related to TerraSphere's business with the Company.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

             Section 16(a) of the Exchange Act, as amended requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, based on our review of Company records, the following persons who had such status during the fiscal year ended December 31, 2010 either failed to file required reports or were late in filing:

             Edwin A. Reilly, our former CEO and Chairman of the Board of Directors, failed to file on a timely basis his Form 3 filed on October 5, 2010.  Michael J. Mahoney, our former President and director, failed to file on a timely basis his Form 3 filed on October 5, 2010.  James A. Shanahan, our former Chief Financial Officer, failed to file on a timely basis his Form 3 filed on October 5, 2010.

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

Item 11 - Executive Compensation

Summary Compensation Table

            The following table provides summary information for the fiscal years 2009 and 2010 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Marshall Sterman, our Chairman of the Board and Chief Executive Officer; Edwin A. Reilly our former Chief Executive Officer and Chairman of the Board of Directors; Richard Falcone, former Chief Executive Officer, interim Chief Financial Officer and Chairman of the Board of Directors; and Michael J. Mahoney, former President and member of our Board of Directors.

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options LTIP SARs Payouts	All Other Compensation

Marshall Sterman CEO and Director(1)	2009	0		0	0	0	0	45,000(3)
	2010	0	(1)	0	0	0	0	0

Edwin A. Reilly former CEO and Chairman of the Board of Directors (4)	2009	0		0	0	0	0	0
	2010	133,333	(5)	0	0	0	5,063(6)	0

Richard Falcone former CEO, CFO and Chairman of the Board of Directors(2)	2009	0		0	0	0	0	0
	2010	0		0	0	0	0	0

Michael J. Mahoney former COO, President and Director (7)	2009	0		0	0	0	0	0
	2010	95,000	(8)	0	0	0	5,063(9)	0

       (1) Mr. Sterman was appointed CEO and Chairman of the Board of Directors on March 9, 2011. During 2010, Mr. Sterman served as a member of the Board of Directors from January 1 through September 12.  He received no compensation in 2010.

         (2) Mr. Falcone served as the Company's CEO, interim CFO and Chairman of the Board of Directors from February 23, 2010 until his resignation on August 16, 2010.  He served as a Director until his resignation on February 17, 2011.  He received no compensation in 2010.

         (3) A firm, of which Mr. Sterman is president, billed the Company $45,000 for consulting services in October and November 2009. As of December 31, 2010, the full amount was unpaid.

         (4) Mr. Reilly served as the Company's CEO and Chairman of the Board of Directors until his resignation on March 9, 2011.

         (5) Wages accrued under employment contract with the company's wholly owned subsidiary, Urban Agricultural Corporation.  Actual wages paid to Mr. Reilly in 2010 totaled $13,462

       (6) Value for shares of commons stock granted Mr. Reilly under the Company's 2010 Long Term Incentive Plan

       (7) Mr. Mahoney served as the Company's President and Director until his resignation on March 9, 2011.

       (8) Wages accrued under employment contract with the company's wholly owned subsidiary, Urban Agricultural Corporation.  Actual wages paid to Mr. Mahoney in 2010 totaled $12,788

       (9) Value for shares of commons stock granted Mr. Mahoney under the Company's 2010 Long Term Incentive Plan

Directors' Compensation

           Directors who are also employees receive no additional compensation for attendance at board meetings. Our directors will be reimbursed for reasonable expenses incurred in attending meetings. No directors' fees have been paid to date.

Stock Option Plan

          On December 20, 2010, the Company's shareholders approved the adoption of the Company's 2010 Long-Term Incentive Plan.  The information provided in our Proxy Statement filed on December 9, 2010 related to the description of our Long-Term Incentive Plan is incorporated herein by reference.

Employment Agreements

           As described in the Company's Current Report on Form 8-K filed August 20, 2010, Mr. Edwin A. Reilly, our former Chief Executive Officer and Mr. Michael J. Mahoney, our former President and Chief Operating Officer had employment agreements with the Company's wholly owned subsidiary, UAC.

           As of May 1, 2010, Mr. Reilly entered into an employment agreement with UAC.  The agreement provides for Mr. Reilly to serve as Chief Executive Officer of UAC for an initial term of three years at an annual salary of $200,000 per year and also provides for a possible bonus of up to 50% of his salary.  He was also granted shares of UAC common stock representing six percent (6%) of the amount outstanding after the grant.  According to the agreement the Company may terminate it by giving notice to Mr. Reilly not less than one (1) year prior to the termination date.  The agreement is automatically extended for additional one-year periods unless terminated by notice given 90 days prior to its expiration.  Mr. Reilly resigned effective March 9, 2011.  In connection with Mr. Reilly's resignation, he entered into a Separation Agreement under which he received 62,500 shares of the Company's common stock in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation, such amount totaling $129,042.

           On July 8, 2010, Mr. Mahoney entered into an employment agreement with UAC.  The agreement provides for Mr. Mahoney to serve as President of UAC for an initial term of three years at an annual salary of $190,000 per year and also provides for a possible bonus of up to 50% of his salary.  According to the agreement the Company may terminate it by giving notice to Mr. Mahoney of not less than six (6) months prior to the termination date.  He was also granted shares of UAC common stock representing five percent (5%) of the amount outstanding after the grant.  The agreement is automatically extended for additional one-year periods unless terminated by notice given 90 days prior to its expiration.  Mr. Mahoney also resigned effective March 9, 2011. In connection with Mr. Mahoney's resignation, he also entered into a Separation Agreement under which he will receive 62,500 shares of the Company's common stock in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation, such amount totaling $88,501.

 Item 12 - Security Ownership of Certain Beneficial Owners and Management

           As of April 11, 2011, there were 2,127,184 shares of our common stock issued and outstanding. None of our preferred stock has been issued. The number of shares outstanding reflect the 1:87 reverse stock split effective December 20, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

           The following table provides information as of December 31, 2010, about the shares of Common Stock that may be issued upon the exercise of stock options issued under the Company's 2010 Long-Term Incentive Plan adopted December 20, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )

Equity compensation plans approved by security holders	23,825		376,175
Equity compensation plans not approved by security holders

Total	23,825		376,175

            The following table describes certain information regarding certain individuals who beneficially owned our common stock on April 11, 2011. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

            The persons included in the following table are known to us to beneficially own or exercise voting control over 5% or more of our common stock; each of our officers and directors; and all executive officers and directors as a group.

Name and address	Common Shares Owned		% Common Shares Owned

Marshall Sterman	139,042	(1)	6.5%
c/o Urban Ag. Corp. 68 Phillips Beach Ave. Swampscott, MA 01907
CEO & Director

Peter Johnson Esq., Trustee	301,660	(3)	14.2%
Nixon Peabody LLP
100 Summer Street
Boston, MA 02110

Frank Magliochetti Irrevocable QTIP Trust	192,240	(3)	9.0%
Peter Johnson Esq., Trustee
Nixon Peabody LLP
100 Summer Street
Boston, MA 02110

ThermaFreeze Products Corporation.	172,413	(2)	8.1%
5770 I-10 Industrial Parkway
Theodore, AL 36582-1666

James R. Bolton	163,580		7.7%
14 Sandpiper Lane
Sea Bright, NJ 07760

Edwin A. Reilly	106,771	(4)	5.0%
8 Algonquian Drive
Natick, MA 01760

All Officers and Directors	139,642		6.5%
(-1- person) as a group

            (1)   Includes 3,319 shares owned by Mr. Sterman's spouse; and 3,319 shares owned by The Mayflower Group, LTD.

            (2)   Mr. Falcone, the former President, Chief Executive Officer, Acting Chief Financial Officer and Director of Urban Ag Corp. (formerly Aquamer Medical Corp.) presently serves as Chief Financial Officer of ThermaFreeze Products Corporation.

            (3)   Mr. Johnson, as trustee, has sole voting, investment and dispositive authority as to the 192,240 shares owned by the Frank Magliochetti Irrevocable QTIP Trust. In addition, he has sole voting and investment and dispositive authority as to 33,360 shares owned by an estate of which he is the executor. He also shares voting, investment and dispositive authority as to three separate trusts owning a total of 76,060 shares.

            (4) Mr. Reilly is the former Chief Executive Officer and Chairman of the Board of Directors of Urban Ag Corp.

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

 Item 13 - Certain Relationships and Related Party Transactions

            Marshall Sterman - President and Chairman

            On April 13, 2009, the Company issued 80,460 shares of common stock, restricted as to transferability, in lieu of cash payment for accrued and unpaid services. The shares were valued at $0.435 per share. During the months of October and November 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of December 31, 2010, the balance of $45,000 remains accrued and unpaid.

            In 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $3,563 and $1,250. As of December 31, 2010, the balance owed this related party was $12,813.

            Peter Johnson Esquire

            During the year ended December 31, 2010 Mr. Johnson's law firm was paid $12, 476 for legal services performed on behalf of the Company.

Item 14 - Principal Accountant Fees and Services

            For fiscal year 2010, our registered accounting firm, Miller Wachman LLP, provided audit services and billed us $23,500. Miller Wachman did not provide nonaudit-related services or tax services during the fiscal year ended December 31, 2010.

            For fiscal year 2009, our principal accountant, Michael F. Cronin, CPA, provided audit services and billed us $3,500. The only professional services rendered by Michael F. Cronin, CPA were audit services. He did not provide nonaudit-related services, tax services or other services during the fiscal year ended December 31, 2009.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

See Exhibit Index attached to this Form 10-K.

Financial Statements

URBAN AG. CORP.
(formerly AQUAMER MEDICAL CORP. )
  (a development stage company)

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and	F-4
December 31, 2009 and for the period from inception (February 4, 2000)
through December 31, 2010

Consolidated Statements of Stockholders' Deficiency from inception (February 4, 2000)	F-5
through December 31, 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and	F-6
December 31, 2009 and for the period from inception (February 4, 2000)
through December 31, 2010

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Urban Ag. Corp.

We have audited the accompanying consolidated balance sheet of Urban Ag. Corp. and Subsidiaries (a development stage company), (the "Company") as of December 31, 2010, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended and for the period from inception (February 4, 2000) to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the period from inception (February 4, 2000) to December 31, 2009, were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Urban Ag. Corp. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended and for the period from inception (February 4, 2000) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has experienced net operating losses since inception totaling approximately $3,300,000, negative working capital of approximately $1,600,000 and a stockholder's deficiency of approximately $900,000. This raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller Wachman LLP

Boston, MA

April 13, 2011

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

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando, Florida
April, 15, 2010

URBAN AG. CORP. AND SUBSIDIARIES
(formerly AQUAMER MEDICAL CORP.)
  (a development stage company)

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

Assets
Current assets:
Cash	$1,945	$493
Other current assets	3,972	-

Total current assets	5,917	493

Intangible assets, net of accumulated amortization of $25,000 and $0, respectively	975,000	-
Net assets of discontinued operations	27,686	45,000

	$1,008,603	$45,493

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$473,821	$149,519
Accrued expenses payable	377,327	123,100
Due to related parties	12,813	11,563
Note payable	10,000	-
Balance due on license agreement	750,000	-

Total current liabilities	1,623,961	284,182
Long term debt	300,000	-

Total liabilities	1,923,961	284,182

Stockholders' deficiency
Preferred stock, 10,000,000 shares authorized, none issued
Common stock, $.0001 par value, 15,000,000 shares
Authorized 2,002,184 shares, issued and outstanding in 2010 and 1,031,370 in 2009	200	103
Additional paid-in capital	2,418,732	1,204,017
Deficit accumulated during development stage	(3,334,290)	(1,442,809)

Total stockholders' deficiency	(915,358)	(238,689)

	$1,008,603	$45,493

See accompanying notes to financial statements.

URBAN AG. CORP. AND SUBSIDIARIES
(formerly AQUAMER MEDICAL CORP.)
 (a development stage company)

Consolidated Statements of Operations

	Year ended		February 4, 2000 (inception) through December 31, 2010

	December 31, 2010	December 31, 2009

Revenue	$-	$-	$-
Costs and expenses:
General and administrative	912,933	254,883	1,913,775
Research and development	-	-	276,645
Depreciation	-	-	6,900
Amortization	25,000	-	25,000

Total costs and expenses	937,933	254,883	2,222,320

Loss before other income and discontinued operations	(937,933)	(254,883)	(2,222,320)
Other (income) expense
Interest, net of interest income	(34)	515	(6,921)
Impairment of purchase commitment	-	-	145,000
Income from forgiveness of related party debt	-	-	(34,691)

Total other (income) and expense	(34)	515	103.388

Loss before discontinued operations	(937,899)	(255,398)	(2,325,708)

Loss from discontinued operations	(953,582)	(55,000)	(1,008,582)

Net loss and deficit accumulated during development stage	$(1,891,481)	$(310,398)	$(3,334,290)

Loss per share
Continuing Operations	$(0.63)	$(0.28)
Discontinued Operations	(0.65)	(0.06)

Total	$(1.28)	$(0.34)

Weighted average number of shares outstanding	1,478,654	915,174

See accompanying notes to financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.) Consolidated Statement of Shareholders' Deficiency

	Preferred A		Preferred B		Common Stock			Deficit

	Shares	Par Value	Shares	Par Value	Post Split Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated During Development Stage

Balance at February 4, 2000 (inception)	0	$ 0	0	$ 0	0	$ 0	$ 0	$ 0
Series A Preferred issued for cash February 2000 @ $.01 per share	9,000,000	900					99,100
Contributed capital							50
Series B Preferred issued for services June 2000 @ $.25 per share			108,800	11	0	0	27,189
Series B Preferred issued for cash June 2000 @ $.25 per share			700,000	70	0	0	174,930
Net Loss								(154,940)

Balance at December 31, 2000	9,000,000	900	808,800	81	0	0	301,269	(154,940)
Net Loss								(39,806)

Balance at December 31, 2001	9,000,000	900	808,800	81	0	0	301,269	(194,746)
Net Loss								(111,482)

Balance at December 31, 2002	9,000,000	900	808,800	81	0	0	301,269	(306,228)
Conversion to Common Stock	(9,000,000)	(900)	(808,800)	(81)	112,745	11
Issued in settlement of related party amounts, Jan 2003 for actual costs @ $.03 per share					1,144	0	3,125
Shares issued in connection with stock split Sep 2003					157,211	16	(1,368)
Net Loss								(3,921)

Balance at December 31, 2003	0	0	0	0	271,099	27	303,026	(310,149)
Shares issued for cash Sep/Oct 2004 @ $.0375 per share					10,575	1	34,408
Shares issued in connection with stock split Oct 2004					3,661	0	(32)
Shares issued for consulting services Oct 2004 for fair value @ $.0375 per share					42,299	4	137,632
Net Loss								(143,417)

Balance at December 31, 2004	0	0	0	0	327,634	33	475,034	(453,566)
Net Loss								(30,931)

Balance at December 31, 2005	0	0	0	0	327,634	33	475,034	(484,497)
Net Loss								(43,086)

Balance at December 31, 2006	0	0	0	0	327,634	33	475,034	(527,583)
Fractional shares issued in spin-off					0	0
Shares issued for licensing fee Nov 2007 for fair value @ $.01 per share					2,874	0	2,475
Contribution of capital by former parent					0	0	183,295
Net Loss								(315,358)

Balance at December 31, 2007	0	0	0	0	330,508	33	660,804	(842,941)
Shares issued for services Mar 2008 for fair value @ $.01 per share					132,184	13	113,850
Shares issued for services Mar 2008 for fair value @ $.01 per share					114,943	11	99,000
Shares issued for services Jul 2008 for fair value @ $.06 per share					22,989	2	119,800
Shares issued for cash Aug 2008 for fair value @ $.01 per share					20,115	2	17,325
Net Loss								(289,470)

Balance at December 31, 2008	0	0	0	0	620,738	62	1,010,779	(1,132,411)
Shares issued for services April 2009 for fair value @$0.005 per share					390,805	39	166,600
Shares issued for payment of note plus interest					19,828	2	17,768
Net Loss								(310,398)

Balance at December 31, 2009	0	0	0	0	1,031,370	103	1,195,147	(1,442,809)
Shares issued for acquisitions in 2010					861,956	86	748,890
Shares issued for services in 2010					53,424	5	236,307
Shares issued for cash in 2010					31,609	3	180,700
Shares issued for compensation in 2010					23,825	2	57,687
Net Loss								(1,891,481)

Balance at December 31, 2010	0	$ 0	0	$ 0	2,002,184	$ 200	$ 2,418,732	$ (3,334,290)

See accompanying notes to financial statements.

URBAN AG. CORP. AND SUBSIDIARIES (formerly AQUAMER MEDICAL CORP.)
(a development stage company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009	February 4, 2000 (inception) through December 31, 2010

Cash flows from operating activities:
Net loss	$(1,891,481)	$(310,398)	$(3,334,290)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	-	-	6,900
Amortization	284,250	10,000	294,250
Expenses paid by issuance of common stock	294,666	75,515	768,044
Impairment of intangible assets	615,564	45,000	660,564
Change in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	56,028	-	90,025
Decrease in other assets	75,468	-	75,468
Increase in accounts payable and accrued expenses	482,232	173,896	965,749
Decrease in prepayments under supply agreement	-	-	140,000

Net cash used in operating activities	(83,274)	(5,967)	(473,289)

Cash flows from investing activities:
Purchase of equipment	(7,500)	-	(14,400)

Net cash used in investing activities	(7,500)	-	(14,400)

Cash flows from financing activities:

Proceeds from issuance of notes payable	10,000		10,000
Payments on notes payable	(100,000)		(100,000)
Proceeds from issuance of common stock	180,975		233,025
Proceeds from issuance of preferred stock	-	-	175,000
Proceeds from issuance of secured convertible note	-	-	15,000
Repayment of loans to related parties	-	-	(73,500)
Loans from former parent company	-	-	213,295
Loans to Bellacasa Productions, Inc.	-	-	(30,000)
Loans from related parties	1,251	6,063	46,915

Net cash generated by financing activities	92,226	6,063	489,734

Change in cash	1,452	96	1,945

Cash at beginning of period	493	397	-
Cash at end of period	$1,945	$493	$1,945

Non cash investing activities:
Common stock issued for acquisitions:	862,069	-

See accompanying notes to financial statements.

URBAN AG. CORP
(formerly AQUAMER MEDICAL CORP.)
 (a development stage company)

 Notes to the Consolidated Financial Statements
Year Ended December 31, 2010

Note 1 - Organization

              Urban Ag. Corp., ("Urban Ag" or the "Company") formerly Aquamer Medical Corp. was formed as a Delaware corporation on February 4, 2000, for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology.  The Company is not currently actively pursuing these technologies and is focusing its energies and resources on UAC's vertical farming business discussed below.

              On January 26, 2005, pursuant to a stock purchase agreement and share exchange among Bellacasa Productions, Inc. ("Bellacasa"), Aquamer, and the shareholders of Aquamer, Bellacasa purchased all of the outstanding shares of Aquamer through the issuance of 327,633 shares of Bellacasa common stock directly to the Aquamer shareholders. Pursuant to the agreement, Aquamer became a wholly owned subsidiary of Bellacasa.

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

              In March  2008, the Company acquired all patent rights for the Hydropatella Implant, which pertains to a patella (kneecap) made of a hydrogel, which can be implanted in a surgical procedure to replace the damaged natural patella of a subject or as part of a component system for a total knee replacement. The Company is not currently actively pursuing this technology.  See Note 5 of the Notes to the Consolidated Financial Statements.

              In March 2010, the Company's newly formed wholly-owned subsidiary, Aquamer Shipping Corp. purchased proprietary technology to enter the intermodal shipping liner business. The Company is not currently actively pursuing this technology.  See Note 5 of the Notes to the Consolidated Financial Statements.

              On August 16, 2010, the Company completed the acquisition of all business assets of Urban Agriculture Corporation ("UAC") to enter the urban vertical farming business.

              In December 20, 2010 the shareholders approved changing the Company's name to Urban Ag. Corp.

Note 2 - Summary of Significant Accounting Policies

              Basis of Presentation: The financial statements have been presented in a "development stage" format. Since inception, the activities of Urban Ag have consisted primarily of organizational and equity fund raising activities. The Company has not commenced principal revenue producing activities.

              Principles of Consolidation:  The consolidated financial statements as of December 31, 2010, include the amounts of the Company and its wholly-owned subsidiaries Aquamer Shipping Inc., and Urban Agricultural Corporation (UAC).  All inter-company accounts and balances have been eliminated in consolidation.

              Reclassification:  Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

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

              Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Lives for property, plant and equipment are as follows: leasehold improvements— Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations.  There was no depreciation expense recorded during fiscal years 2010 and 2009.

              Valuation of Long-lived Assets: The recoverability of long-lived assets, including equipment and  intangible assets, is reviewed when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.  See Note 6 of the Notes to the Consolidated Financial Statements.

              Fair Value of Financial Instruments: FASB ASC 815 requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

              Stock Based Compensation:  Stock based awards are accounted for according to the provisions of FASB ASC 718. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.  The Company did not issue stock options during 2010 and 2009.

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

              Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the Company's securities. The Company had no outstanding stock options or convertible securities at December 31, 2010 and December 31, 2009.

Recent Accounting Pronouncements

              Accounting Standards Update ("ASU") 2010-28, Intangibles – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force, modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.

              In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, "Revenue Recognition — Milestone Method (Topic 605).  The objective of this update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions, in particular for instances whereby a portion or all of the consideration is contingent upon milestone events such as achieving a specific result from the research or development efforts. Under this guidance, a vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement.  In addition, this update requires specific disclosures.  This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of ASU 2010-17.

              In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update to improve disclosures related to fair value measurements. This update requires new disclosures when significant transfers in and out of the various fair value levels occur. This update requires a reconciliation for fair value measurements using significant unobservable inputs (level 3) be prepared on a gross basis, separately presenting information about purchases, sales, issuance and settlements. In addition, this update amends current disclosure requirements for postretirement benefit plan assets. This update is effective for interim and annual periods beginning after December 15, 2009, except for disclosures regarding level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

             Urban Ag does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

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

              The Company has approximately $1,500,000 in net operating loss carryovers resulting in approximately $600,000 in deferred tax assets available.  These carryovers expire at various dates through the year 2030.  The utilization of the Company's net operating losses incurred may be limited due to significant changes in ownership of the Company's common stock.  Management has determined that utilization is not assured, therefore a valuation allowance against the related deferred tax asset has been provided.  Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, then the related adjustment to income would be recorded during the period in which the determination was made. The tax rate may also vary based on the Company's results and the mix of income or loss in domestic and foreign tax jurisdictions in which the Company operates.

Uncertain Tax Positions

              The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.  The company has not had a tax audit for its open tax years 2007 through 2010.

Note 4 - Business Acquisitions

              On August 16, 2010, Urban Ag completed the acquisition of all business assets of UAC.  The Company paid for these assets with 689,655 shares of its post split common stock.   UAC was formed on April 22, 2010 to conduct urban indoor vertical farming.  UAC currently holds an exclusive license (the "License Agreement") for Massachusetts and a has right of first refusal to purchase exclusive licenses for New Jersey, Pennsylvania and California from TerraSphere Systems, LLC, a company that designs and builds proprietary systems for growing fruits and vegetables in controlled, indoor environments.  UAC purchased the license on May 1, 2010 for $1,000,000.  The technology is proprietary and unique.  The technology used under the license can not be disclosed or transferred to a third party without prior written consent of the licensor.  Nothing occurred between May 1, 2010 and the asset acquisition date to enhance the license value. Given these factors, combined with the brief period (fifteen weeks) from original purchase by UAC to the Urban Ag transaction date, the $1,000,000 historical cost is the fair value of the asset.

The costs associated with Urban Ag's acquisition of UAC assets and liabilities are as follows:

Assets acquired
Cash	$ 75,468
Other current assets	60,000
Intangible assets-license agreement	1,000,000

Total assets acquired	$1,135,468

Liabilities assumed
Accrued Expenses	$ 85,468
Balance due on license agreement	750,000
Long term debt	300,000

Total liabilities assumed	$1,135,468

Note 5 -  Discontinued Operations

              On March 21, 2010, the Company, through its wholly-owned subsidiary Aquamer Shipping Corp., consummated an asset acquisition in which it acquired certain technology related to the design and development of metalized liners potentially to be offered for sale in the intermodal shipping market. Pursuant to the terms of the Asset Purchase Agreement, the Company acquired a consulting contract; all of the technology, manufacturing processes and marketing material; and a nominal amount of fixed assets associated with the product for a purchase price consisting of a 120-day 6% promissory note in the principal amount of $100,000 and 172,414 post split shares of common stock of the Company.    The aggregate consideration for the transaction was $850,000.

              Consideration paid is summarized as follows:

Common stock issued- 172,414 shares valued at $4.35 per share	$ 750,000
Promissory note	100,000

Total consideration	$ 850,000

              Purchase price was allocated as follows:

Process technology	$ 683,764
Consulting agreement	163,736
Fixed assets	2,500

Total assets acquired	$ 850,000

              In December 2010, management determined that Aquamer Shipping 's business no longer fit strategically with the Company. For the period ended December 31, 2010, the Company has written down the value of the assets to their estimated net realizable value of $27,586 and is currently in the process of pursuing the sale or liquidation of Aquamer Shipping.  The Company has also evaluated the classification of the assets and liabilities of Aquamer Shipping and concluded that the net assets qualified as discontinued operations. The Company concluded that the future cash flows associated with Aquamer Shipping would be completely eliminated from the continuing operations of the Company. As such, the Company classified Aquamer Shipping's results of operations as discontinued operations.

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

              The Company began amortizing its investment in pending patents, as of January 1, 2009, over an estimated economic life of ten years. The estimated economic life of the asset was deemed to be shorter than the statutory life. For the years ended December 31, 2010 and December 31, 2009, amortization expense was $5,000 and $10,000, respectively.

              In December 2010, management determined that developing a commercially viable product from the Patella patent no longer fit strategically with the Company.  For the period ended December 31, 2010, the Company has written down the value of the patent to its net realizable value of $100 and, correspondingly, took a charge of $39,900 to earnings for the year ended December 31, 2010.

              Condensed operating statements for discontinued operations are summarized below:

Year Ended 12/31/2010

Costs and expenses	$ 78,768
Amortization	259,250
Write down of intangible assets of Aquamer Shipping	575,664
Write down of Patella patent	39,900

Loss from discontinued operations, net of taxes	$ 953,582

              The Company did not recognize any tax benefits on the write down of net assets of Aquamer Shipping and the Patella patent.

              The carrying amounts of major classes of assets and liabilities at December 31, 2010 associated with discontinued operations are as follows:

December 31, 2010
Fixed Assets	$10,000
Intangible assets, net of amortization of $259,250 and impairment of $615,564	17,686

Assets of discontinued operations	$27,686

Note 6 – Intangible Assets

Intangible assets that have determinable useful lives are valued separately and amortized over their expected useful lives.  The components of acquired identifiable intangible assets as of December 31, 2010 are as follows:

	Cost	Accumulated Amortization	Net Book Value
License Agreement	1,000,000	25,000	975,000

              The acquired UAC intangible asset is a license agreement for the use of patented, proprietary technology. On May 1, 2010 UAC acquired the license for proprietary technology for $1,000,000.  UAC also has first right of refusal to acquire licenses in New Jersey, Pennsylvania and California for $1,000,000 per license.  The technology is intended to be used by the licensee in the jurisdiction provided under the agreement and can not be disclosed or transferred to a third party without prior written consent of the licensor.  Nothing has occurred between May 1, 2010 and the asset acquisition date to enhance the license value. Given these factors, combined with the brief period (fifteen weeks) from original purchase by UAC to the Urban Ag transaction date, the $1,000,000 historical cost is the fair value of the asset.  The Company is amortizing the asset $66,666 per year over the estimated useful life of the agreement, 15 years.

              Urban Ag assesses the impairment of amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include the following:

              ·    a significant underperformance relative to expected historical or projected future operating results;
              ·    a significant change in the manner of Aquamer's use of the acquired asset or the strategy for Aquamer's overall business;
              ·    a significant negative industry or economic trend; and
              ·    Aquamer's market capitalization relative to net book value.

              If Urban Ag determines that an impairment review is required, Urban Ag would review the expected future undiscounted cash flows to be generated by the assets. If Urban Ag determines that the carrying value of intangible assets may not be recoverable, Urban Ag would measure any impairment based on a projected discounted cash flow method using a discount rate determined by Urban Ag to be commensurate with the risk inherent in Urban Ag's current business model. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value.

Note 7 – Note Payable

              Effective May, 2010, the Company's wholly-owned subsidiary, UAC, purchased a License Agreement TerraSphere Systems, LLC, a company that designs and builds proprietary systems for growing fruits and vegetables in controlled, indoor environments. The total purchase price was $1,000,000.  The Company paid $250,000 on the purchase date.  The outstanding balance due of $750,000 is due in equal payments on November 1, 2010, February 1, 2011 and May 1, 2011.  We have not made the payments due under the TerraSphere License on November 1, 2010 and February 1, 2011.  TerraSphere has extended the payment terms under the TerraSphere License through June 30, 2011.  If we are unable to pay the license in full by the extended due date our ability to develop the vertical farming business may be materially adversely affected.

              Effective April 23, 2010, the Company's wholly-owned subsidiary, UAC, entered into a $300,000 promissory note and Note Purchase Agreement with an individual, who is also a shareholder.  The Note bears no interest except upon an Event of Default (late payment). In the event of late payment, interest is charged at an annual rate of 18%.  Principal is payable each quarter solely from UAC's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter then ended.  To the extent UAC does not have positive EBITDA for a quarter, no payment is due.  Until the principal amount of the Note is paid in full, the amount of the quarterly payment equals 21% of UAC's EBITDA. Thereafter, UAC is obligated to continue making quarterly payments to the holder equal to 3% of EBITDA for the quarter then ended.  Interest is not being accrued on this note as payment is not assured.  Interest expense will be recorded when payment is determined to be probable.

Note 8 - Stockholders' Equity

Capital Structure

              Effective December 20, 2010, the Company's shareholders approved a 87:1 reverse stock split of the Company's common stock reflected below.  At the same time, the Company's Certificate of Incorporation was amended to decrease the authorized shares of $0.0001 par value common stock from 200 million shares to 15 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of December 31, 2010 and December 31, 2009, there were 2,002,184 and 1,031,370 shares of common stock issued and outstanding, respectively.  As of December 31, 2010 there were 1,375,000 warrants convertible into shares of common stock outstanding, with an expiration date of April 2012 with a conversion price of $87.00 per share.  As of December 31, 2010 and December 31, 2009, no preferred shares were outstanding.

Common Stock Issuances

              Issued in Acquisition

              On August 16, 2010, pursuant to the acquisition of UAC assets described above in Note 3 -Business Acquisitions., the Company issued 689,655 shares of its common stock to UAC's 11 individual shareholders. The shares, which are restricted as to transferability, were valued at the historical costs of the assets acquired at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipient represented to the Company that the shares were being acquired for investment purposes.

              On March 22, 2010, pursuant to an Asset Purchase Agreement, described above in Note 3 -Business Acquisitions., the Company issued 172,414 shares of its common stock to ThermaFreeze Products Corporation. The shares, which are restricted as to transferability, were valued at $750,000 or $4.34 (post split value) per share, which represented the fair value at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipient represented to the Company that the shares were being acquired for investment purposes.

              Issued for Services

              In December 2010, the Company issued 2,299 shares to an individual for consulting services.  The issued shares, which are restricted as to transferability, were valued at $1.73 per share, which represented the fair value of the Company's common stock at the time of issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

              In August 2010, the Company issued 1,988 shares to various individuals for services.  The issued shares, which are restricted as to transferability, were valued at $9.56 (post split value) per share, which represented the fair value of the Company's common stock at the time of issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

              In April 2010, the Company issued 49,138 shares to various individuals for services.  The issued shares, which are restricted as to transferability, were valued at $4.34 per share, which represented the fair value of the Company's common stock prior to issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

              Issued for Cash

              In May 2010, the Company received $200,000 of aggregate proceeds from a private placement of 31,609 shares of the Company's common stock and 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $87.00 per share. Fees associated with this private placement were $19,025. The net proceeds of $180,975 from the private placement of the units was primarily used for general corporate purposes related to the Company's subsidiary Aquamer Shipping Corp. The issuance of the shares and warrants, which are restricted as to transferability, was made in reliance on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Note 9 - Related Party Transactions

              Executive Team compensation

              During the year ended December 31, 2010 three members of the company's executive team (CEO, COO and CFO) have deferred payment of their compensation and consulting fees while providing employment and consulting services. As of December 31, 2010, balances due of $129,042, $88,501 and $55,575 remain accrued and unpaid. Outstanding balances will be paid when and if financing is closed.  During the month of October 2010, executives were paid 50% of monthly compensation due under their agreements.  See also Note 12 of the Notes to the Consolidated Financial Statements regarding Subsequent events related to these balances due.

              Effective October 22, 2010 the company's executives received stock grants under the 2010 Long Term Incentive Plan.  Stock grants for common stock were issued as follows:

Edwin A. Reilly	5,013
Michael J. Mahoney	5,013
James A. Shanahan	13,799

Total	23,825

              Shares were valued at $2.43 and the Company recorded expense of $57,895 for this transaction.

              Marshall Sterman – Chief Executive Officer and Chairman

              During the months of October and November 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of December 31, 2010, the balance of $45,000 remains accrued and unpaid. Additionally in 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $12,813, which remains unpaid as of December 31, 2010.

              ThermaFreeze Products Corporation

              In March 2010, the Company issued to ThermaFreeze Products Corporation ("ThermaFreeze") 15,000,000 shares of the Company's common stock in exchange for certain assets related to the design and development of metalized liners potentially to be offered for sale by Aquamer Shipping Corp, a wholly owned subsidiary of the Company. As additional consideration, the Company issued to ThermaFreeze a 120-day 6% promissory note in the principal amount of $100,000, which has been paid in full.

              Peter Johnson Esquire

              During the year ended December 31, 2010 Mr. Johnson's law firm was paid $12, 476 for legal services performed on behalf of the Company.

Note 10 - Going Concern

              The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $3,334,000, and a working capital deficiency of approximately $1,600,000 and has a cash balance of $4,600 at April 11, 2011. Additionally, the Company has not made scheduled payments due on the TerraSphere license agreement and needs to raise additional funds to maintain the license.  This raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

              Management's plans are to raise additional capital either in the form of common stock or convertible securities to pursue the urban vertical farming business. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Note 11 – Subsequent Events

              Edwin A. Reilly, Chief Executive Officer and Chairman of the Board of Directors of the Company resigned effective March 9, 2011.  In connection with Mr. Reilly's resignation, he entered into a Separation Agreement under which he will receive 62,500 shares of the Company's common stock in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation, such amount totaling $129,042.

              Michael J, Mahoney, President and Chief Operating Officer and a member of the Board of Directors, also resigned effective March 9, 2011. In connection with Mr. Mahoney's resignation, he also entered into a Separation Agreement under which he will receive 62,500 shares of the Company's common stock in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation, such amount totaling $88,501.

              The settlement of accrued compensation above will result in a gain of approximately $197,000 in the first quarter of 2011.

              On March 9, 2011 James A. Shanahan, the Company's Chief Financial Officer and Secretary also resigned and Marshall Sterman was appointed Chairman of the Company's Board of Directors, Chief Executive Officer and its acting Chief Financial Officer.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

            See Exhibit Index attached to this Form 10-K.

Signatures

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Urban Ag. Corp.

(Registrant)

By:	/s/ Marshall Sterman

Marshall Sterman President and Chief Executive Officer

Date:	April 15, 2011

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marshall Sterman

Marshall Sterman Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 15, 2011

Exhibits

Exhibit No.		Description

2.1	*(1)	Certificate of Incorporation
2.2	*(7)	Certificate of Amendment to Certificate of Incorporation
2.3	*(1)	By-laws
10.1	*(2)	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.2	*(2)	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.3	*(4)	Patent Purchase Agreement between Phillips Capital and Aquamer Medical Corp dated as of March 24, 2008
10.4	*(5)	Asset Purchase Agreement by and among Thermafreeze Products Corporation, Aquamer Medical Corp. and Aquamer Shipping Corp., dated March 21, 2010
10.5	*(5)	Consultant Services Agreement between Thermafreeze Products Corporation (assumed by Aquamer) and Thomas Belina, effective as of October 1, 2009
10.6	*(6)	Stock Purchase Agreement dated August 16, 2010 by and among Aquamer Medical Corporation and the UAC Shareholders.
10.7	*(6)	Terrasphere License Agreement dated June 27, 2010
10.8	*(6)	Employment Agreement dated May 1, 2010 by and among Urban Agriculture Corporation and Edwin A. Reilly.
10.9	*(6)	Employment Agreement dated July 1, 2010 by and among Urban Agriculture Corporation and Michael J. Mahoney.
10.10	*(9)	2010 Long-Term Incentive Plan
10.11	*(8)	Separation Agreement dated as of March 9, 2011 between Urban Ag. Corp. and Edwin A. Reilly
10.12	*(8)	Separation Agreement dated as of March 9, 2011 between Urban Ag. Corp. and Michael J. Mahoney
12.1	*(3)	Joint Disclosure Statement in the definitive proxy statement on Schedule 14C filed by Bellacasa Productions, Inc. on February 1, 2007
14.1	*(2)	Code of Business Conduct filed by Bellacasa Productions, Inc.
21.0	**	Subsidiaries of Registrant
31.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

            ** Filed herewith

            *(1) Previously filed on November 20, 2006, as an exhibit to Form 10-SB of Aquamer.
            *(2) Previously filed on March 31, 2006, as an exhibit to Form 10-KSB of Bellacasa.
            *(3) Previously filed on February 5, 2007, as an exhibit to Form 10-SB/A of Aquamer.
            *(4) Previously filed on March 25, 2008, as an exhibit to Report on Form 8-K of Aquamer.
            *(5) Previously filed on March 25, 2010, as an exhibit to Report on Form 8-K of Aquamer.
            *(6) Previously filed on August 20, 2010, as an exhibit to Report on Form 8-K of Urban Ag.
            *(7) Previously filed on December 27, 2010, as an exhibit to Report on Form 8-K of Urban Ag.
            *(8) Previously filed on March 23, 2010, as an exhibit to Report on Form 8-K of Urban Ag.
            *(9) Previously filed on December 9, 2010, as an annex to the Definitive Proxy Statement of Urban Ag.