Form 10-Q
period 2011-03-31
Urban Ag. Corp.
filed 2011-05-20
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2011

 or

☐ Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52327
(Commission file number)

URBAN AG. CORP.
(Exact name of registrant as specified in its charter)

Delaware	80-0664054
(State of incorporation)	(IRS Employer Identification Number)

68 Phillips Beach Ave. Swampscott, MA 01970
(Address of principal executive offices)

(781) 389-9703
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2011, there were 2,127,184 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Urban Ag Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

URBAN AG CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures

PART II OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	(Removed and Reserved)
Item 5	Other Information
Item 6	Exhibits

SIGNATURES

1

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)
(a development stage company)

 Consolidated Balance Sheets

	March 31, 2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash	$4,596	$1,945
Prepaid expenses	-	3,973
Total current assets	4,596	5,917
Other assets:
Net assets of discontinued operations	27,686	27,686
Intangible assets (net of accumulated amortization of $41,667 and $25,000, respectively)	958,333	975,000
Total Other assets	986,019	1,002,686
Total assets	$990,615	$1,008,603
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$463,543	$473,821
Accrued expenses payable	171,830	377,327
Balance due on license agreement	750,000	750,000
Notes payable	35,000	10,000
Due to related parties	12,813	12,813
Total current liabilities	1,433,186	1,623,961
Other liabilities
Long term debt	300,000	300,000

Total liabilities	$1,733,186	$1,923,961
Stockholders' deficiency
Preferred stock,
10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value
15,000,000 shares authorized, 2,127,184 shares, issued and outstanding (2,002,184 in 2010)	213	200
Additional paid-in capital	2,701,216	2,418,732
Deficit accumulated during development stage	(3,444,000)	(3,334,290)
Total stockholders' equity (deficiency)	(742,571)	(915,358)
	$990,615	$1,008,603

See accompanying notes to consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)
(a development stage company)

  Consolidated Statements of Operations

	Three Months Ended
	March 31,2011 (unaudited)	March 31, 2010 (unaudited)	February 4, 2000 (inception) through March 31, 2011 (unaudited)
Revenue	$-	$-	$-

Costs and expenses:
General and administrative	92,678	22,484	2,006,453
Research and development	-	-	276,645
Depreciation	-	-	6,900
Amortization	16,667	-	41,667
Total costs and expenses	109,345	22,484	2,331,665
Income (Loss) before other income and discontinued operations	(109,345)	(22,484)	(2,331,665)

Interest, net of interest income	365	-	(6,556)
Impairment of purchase commitment	-	-	145,000

Income from forgiveness of related party debt	-	-	(34,691)
Total other (income) and expense	365	-	103,753

Income (Loss) before discontinued operations	(109,710)	(22,484)	(2,435,418)

(Loss) from discontinued operations	-	(5,125)	(1,008,582)
Net income (loss)	$(109,710)	$(27,609)	$(3,444,000)
Basic and fully diluted loss per share	$(0.05)	$(0.03)

Weighted average number of shares outstanding	2,027,184	1,050,527

See accompanying notes to consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)
(a development stage company)

Statements of Cash Flows
 (unaudited)

	Three Months Ended March 31, 2011 (unaudited)	Three Months Ended March 31, 2010 (unaudited)	Period from February 4, 2000 (inception) through March 31, 2011 (unaudited)
Cash flows from operating activities:
Net income (loss)	$(109,710)	$(27,609)	$(3,444,000)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	-	-	6,900
Amortization of intangibles	16,667	1,250	310,917
Impairment of intangible assets	-	-	660,564
Expenses paid by issuance of common Stock	65,000	-	833,044
Change in operating assets and liabilities:
Increase in prepaid expenses and other current assets	3,973	-	93,998
Increase in other assets	-	-	75,468
Increase in accounts payable and accrued expenses	1,721	21,367	967,471
Net cash used in operating activities	(22,349)	(4,992)	(495,639)

Cash flows from investing activities:
Purchase of equipment	-	-	(14,400)
Net cash used in investing activities	-	-	(14,400)
Cash flows from financing activities:
Proceeds from issuance of notes payable	25,000	-	35,000
Payments on notes payable	-	-	(100,000)
Proceeds from issuance of common stock	-	-	233,025
Proceeds from issuance of preferred stock	-	-	175,000
Proceeds from issuance secured Convertible note	-	-	15,000
Payment on related party loans	-	-	(73,500)
Loans from former parent company	-	-	213,295
Loans to Bellacasa Productions, Inc.	-	-	(30,000)
Loans from related parties	-	5,232	46,815
Net cash generated by financing activities	25,000	5,232	514,635
Change in cash	2,651	240	4,596

Cash at beginning of period	1,945	493	-
Cash at end of period	$4,596	$733	$4,596
Non-cash investing activities:
Common stock issued for acquisitions	$-	$-	$756,000
Common stock issued to settle employment agreements	20,000	-	$20,000

See accompanying notes to consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)
(a development stage company)

Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 1 - Organization

Urban Ag. Corp., ("Urban Ag" or the "Company") formerly Aquamer Medical Corp. was formed as a Delaware corporation on February 4, 2000, for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology.  The Company is not currently actively pursuing these technologies and is focusing its energies and resources on UAC’s vertical farming business discussed below.

On August 16, 2010, Urban Ag completed the acquisition of all business assets of Urban Agriculture Corporation (“UAC”) to enter the urban vertical farming business.

Note 2 - Basis of Presentation

The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Urban Ag and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010, filed by the Company with the SEC.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

The financial statements include the results of the Company's wholly owned subsidiaries, Urban Agricultural Corporation (“UAC”) and Aquamer Shipping Corp. All significant inter-company account balances and transactions between the Company and its corporate subsidiaries have been eliminated in consolidation.

The financial statements have been presented in a "development stage" format. Since inception, the primary activities of Urban Ag and subsidiaries have been research and development and equity fund raising activities. The Company has not commenced revenue producing activities.

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

Note 3 - Summary of Significant Accounting Policies

In July 2009, the FASB Accounting Standards Codification (the "Codification") officially became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Going forward, only one level of authoritative GAAP will exist. All other accounting literature will be considered nonauthoritative.

Use of Estimates

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

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements— Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations.  There was no depreciation expense in the three month periods ending March 31, 2011 or 2010.

Valuation of Intangibles and Other Long Lived Assets

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

Fair Value of Financial Instruments

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

Stock Based Compensation

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

Fair Value Hierarchy

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

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws.  Allowances are recorded if recovery is uncertain.

Earnings per Common Share

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

Impairment

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

Recent Accounting Pronouncements

None.

Note 4 - Business Acquisitions

On August 16, 2010, Urban Ag completed the acquisition of all business assets of UAC.  The Company paid for these assets with 689,655 shares of its common stock.   UAC was formed on April 22, 2010 to conduct urban indoor vertical farming.  UAC currently holds an exclusive license (the "License Agreement") for Massachusetts and a has right of first refusal to purchase exclusive licenses for New Jersey, Pennsylvania and California from TerraSphere Systems, LLC, a company that designs and builds proprietary systems for growing fruits and vegetables in controlled, indoor environments.  UAC purchased the license on May 1, 2010 for $1,000,000, including a $750,000 note payable.  The technology is proprietary and unique.  The technology used under the license can not be disclosed or transferred to a third party without prior written consent of the licensor.  Nothing occurred between May 1, 2010 and the asset acquisition date to enhance the license value. Given these factors, combined with the brief period (fifteen weeks) from original purchase by UAC to the Urban Ag transaction date, the $1,000,000 historical cost is the fair value of the asset.

The costs associated with Urban Ag’s acquisition of UAC assets and liabilities are as follows:

Assets acquired
Cash	75,468
Other current assets	60,000
Intangible assets	1,000,000
Total Assets acquired	1,135,468

Liabilities assumed
Accrued Expenses	85,468
Balance due on license agreement	750,000
Long Term Debt	300,000
Total Liabilities assumed	1,135,468

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

Consideration paid is summarized as follows:

Common stock issued- 172,414 shares valued at $4.35 per share	$750,000
Promissory note	100,000
Total consideration	$850,000

Purchase price was allocated as follows:

Process technology	$683,764
Consulting agreement	163,736
Fixed assets	2,500
Total assets acquired	$850,000

In December 2010, management determined that Aquamer Shipping 's business no longer fit strategically with the Company and wrote down the value of the assets to their estimated net realizable value of $27,586 and is currently in the process of pursuing the sale or liquidation of Aquamer Shipping.  The Company has also evaluated the classification of the assets and liabilities of Aquamer Shipping and concluded that the net assets qualified as discontinued operations. The Company concluded that the future cash flows associated with Aquamer Shipping would be completely eliminated from the continuing operations of the Company. As such, the Company classified Aquamer Shipping’s results of operations as discontinued operations.

In 2010, management determined that developing a commercially viable product from the Patella patent no longer fit strategically with the Company.  Accordingly, the Company has written down the value of the patent to its net realizable value of $100.

Condensed operating statements for discontinued operations are summarized below:

	Three Months Ended 3/31/2011	Three Months Ended 3/31/2010

Costs and expenses	-	$3,708
Interest	-	167
Amortization	-	1,250
Income (loss) from discontinued operations, net of taxes	-	$(5,125)

The carrying amounts of major classes of assets and liabilities at March 31, 2011 associated with discontinued operations are as follows:

March 31, 2011
Fixed Assets	$10,000
Intangible assets, net of amortization of $259,250 and impairment of $615,564	17,686
Assets of discontinued operations	$27,686

Note 6 – Intangible Assets

Intangible assets that have determinable useful lives are valued separately and amortized over their expected useful lives.  The acquired identifiable intangible asset as of March 31, 2011 is as follows:

	Cost	Accumulated Amortization	Net Book Value
License Agreement	1,000,000	41,667	958,333

The acquired UAC intangible asset is a license agreement for the use of patented, proprietary technology. On May 1, 2010 UAC acquired the license for proprietary technology for $1,000,000.  UAC also has first right of refusal to acquire licenses in New Jersey, Pennsylvania and California for $1,000,000 per license.  The technology is intended to be used by the licensee in the jurisdiction provided under the agreement and can not be disclosed or transferred to a third party without prior written consent of the licensor.  Nothing occurred between May 1, 2010 and the asset acquisition date to enhance the license value. Given these factors, combined with the brief period (fifteen weeks) from original purchase by UAC to the Urban Ag transaction date, the $1,000,000 historical cost is the fair value of the asset.  The Company is amortizing the asset over the estimated useful life of the agreement, 15 years.

Urban Ag assesses the impairment of amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include the following:

•	a significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of Urban Ag’s use of the acquired asset or the strategy for Urban Ag’s overall business;

•	a significant negative industry or economic trend; and

•	Urban Ag’s market capitalization relative to net book value.

If Urban Ag determines that an impairment review is required, Urban Ag would review the expected future undiscounted cash flows to be generated by the assets. If Urban Ag determines that the carrying value of intangible assets may not be recoverable, Urban Ag would measure any impairment based on a projected discounted cash flow method using a discount rate determined by Urban Ag to be commensurate with the risk inherent in Urban Ag’s current business model. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value.  TerraSphere has extended the payment terms under the TerraSphere License through June 30, 2011.  If we are unable to pay the $750,000 balance due (described below) on the license in full or further extend the payment terms by the extended due date, the entire $1,000,000 license fee will become impaired.

Note 7 – Note Payable

On March 17, 2011, the Company entered into a Secured Promissory Note for an amount up to $30,000 with a corporate investor.  The note matures on September 13, 2011, carries an interest rate of 10% interest per annum.  The note is secured by all of the assets of the Company.  As of March 31, 2011, $25,000 had been funded.

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

Note 8 - Stockholders' Equity

Capital Structure

Effective December 20, 2010, the Company’s shareholders approved a 87:1 reverse stock split of the Company’s common stock reflected below.  At the same time, the Company's Certificate of Incorporation was amended to decrease the authorized shares of $0.0001 par value common stock from 200 million shares to 15 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of March 31, 2011 and December 31, 2010, there were 2,127,184 and 2,002,184 shares of common stock issued and outstanding, respectively.  As of March 31, 2011 there were 1,375,000 warrants convertible into shares of common stock outstanding, with an expiration date of April 2012 with a conversion price of $87.00 per share.  As of March 31, 2011 and December 31, 2010, no preferred shares were outstanding.

Common Stock Issuances

Issued for Settlement of Contractual Obligations

See Note 9 of the Notes to the Consolidated Financial Statements for discussion of shares issued.

Note 9 - Related Party Transactions

Executive Team Compensation

Edwin A. Reilly, Chief Executive Officer and Chairman of the Board of Directors of the Company resigned effective March 9, 2011.  In connection with Mr. Reilly's resignation, he entered into a Separation Agreement under which he will receive 62,500 shares of the Company's common stock in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation, such amount totaling $129,042 through 2010 and $33,333 for 2011.

Michael J, Mahoney, President and Chief Operating Officer and a member of the Board of Directors, also resigned effective March 9, 2011. In connection with Mr. Mahoney's resignation, he also entered into a Separation Agreement under which he will receive 62,500 shares of the Company's common stock in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation, such amount totaling $88,501 for 2010 and $31,667 for 2011.

The settlement of accrued compensation noted above with the Company’s common stock was recorded as an increase to additional paid in capital.

Marshall Sterman – Chief Executive Officer and Chairman

During 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of March 31, 2011, the balance of $45,000 remains accrued and unpaid. Additionally, in 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $12,813, which remains unpaid as of March 31, 2011.

Note 10 - Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $3,400,000, and a working capital deficiency of $1,400,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.

Management's plans are to raise additional capital either in the form of common stock or convertible securities to pursue the urban vertical farming business. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Urban Ag. is the successor entity to Aquamer, Inc. (“AQUM”), a Delaware corporation, which was established in February 2000 to commercialize proprietary medical devices.  In 2005 AQUM became a wholly owned subsidiary of Bellacasa Productions, Inc. (“Bellacasa”) a publicly traded company, which in 2007 distributed 100% of its AQUM shares to its shareholders, thus creating a public entity renamed Aquamer Medical Corp. that traded as AQUM.

Business Overview

From 2007 to 2010 AQUM tried unsuccessfully to commercialize its medical device business and our Board of Directors closed those operations and acquired Urban Agricultural Corporation, a Delaware corporation (“UAC”). UAC holds the exclusive rights under a license from TerraSphere, Inc. (“TerraSphere”) to use their patented farming technology in Massachusetts, and the right of first refusal to purchase exclusive licenses for New Jersey, Pennsylvania and California.  Under the TerraSphere license the Company receives certain vertical farming intellectual property and know-how from TerraSphere .  The license was purchased by UAC in May, 2010 for $1,000,000 with $250,000 paid at acquisition and payments of $250,000 each due on November 1, 2010, February 1, 2011 and May 1, 2011.  We have not made the payments due under the TerraSphere License on November 1, 2010 and February 1, 2011.  TerraSphere has extended the payment terms under the TerraSphere License through June 30, 2011.  If we are unable to pay the license in full by the extended due date unless extended or renegotiated, the entire $1,000,000 license fee will become impaired and our ability to develop the vertical farming business may be materially adversely affected.

Vertical Farming

Vertical farming is a recent phenomenon a whose proponents believe will revolutionize the production of leafy green vegetables and other produce by growing these products in urban area buildings, using computer controlled technologies to virtually eliminate the many elements that are detrimental to traditional farming techniques.

Using TerraSphere technology (see their web site at terraspheresystems.com) we believe we can provide competitively-priced, locally-grown produce in large urban structures (warehouses or factories) incorporating the use of concentrated production in a reduced physical footprint.  These “farms” can be located in densely-populated areas within easy reach of consumers thus dramatically reducing the costs and consequences of today’s significant carbon footprint. This should also result in fresher produce with longer shelf-life. We also believe that TerraSphere’s technology will greatly reduce, if not eliminate, , the need for chemical herbicides and pesticides, potentially providing an additional marketing advantage over produce grown on large, industrial farms, thus addressing consumer concerns over food safety issues.

TerraSphere’s system includes:

•	Specialized equipment, including stackable racks incorporating growing trays, piping and lighting arrays;

•	Nutrient delivery system;

•	High efficiency lighting;

•	Automated, computer-controlled lighting, watering and nutrient delivery cycles;

•	Software that automatically adjusts light and nutrient cycles based on plant variety and maturity

We expect to work with TerraSphere to improve production yield through new techniques, improvements to our facilities and equipment, and the use of technologies developed in-house or by third parties in order to improve crop varieties with strong market demand.

We further believe TerraSphere’s system provides us with three key advantages over conventional field agriculture and greenhouses:

•
Fresher, Longer Lasting Produce.  Our due diligence suggests that produce grown using the TerraSphere system remain attached to the roots longer than conventionally grown product resulting in a shelf life of up to twice as long as traditionally-grown and shipped premium organic and “no-spray” crops.  Therefore, we anticipate that our produce will stay fresh longer and taste better.

•
Increased Productivity.  Growing food vertically, in cubic feet versus square feet, is considerably more efficient.  TerraSphere’s Vancouver facility produces approximately 55 pounds of produce per square foot annually. Based upon research conducted by Cornell University, field agriculture produces approximately two pounds of produce per square foot, per year, and the average greenhouse, 18 pounds per square foot, per year.

•
Runoff, Saves Water.  TerraSphere’s patented closed-loop technology is designed to generate very little waste water and to eliminate the “runoff” of environmentally-damaging fertilizers and other chemicals associated with conventional field agriculture – even organic farms.

RESULTS OF OPERATIONS

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

The financial statements included in this report are those of Urban Ag. Corp. for all historical periods.

Three months ended March 31, 2011 and March 31, 2010 and since inception

Continuing Operations

Sales - We did not have any sales during the three-month periods ended March 31, 2011 and March 31, 2010. Urban Ag is a development stage company and has not had any revenue since its incorporation in February 2000.

Costs and Expenses - Total expenses for the three months ended March 31, 2011 were $109,345, compared to $22,484 in the three months ended March 31, 2010.  Expenses in the first quarter of 2011 consisted of payroll, $65,000; professional fees, $26,857; office and travel expense, $821; and amortization, $16,667.  Expenses in the first quarter of 2010 consisted of professional fees, $21,500; and office and miscellaneous expenses, $984.

Other Expenses - Total other expense for the three months ended March 31, 2011 was comprised of  interest expense of $365.

Discontinued Operations  - Total expenses related to discontinued operations for the three months ended March 31, 2011 were $0, compared to $5,125 in the three months ended March 31, 2010.  Expenses in the first quarter of 2010 relating to discontinued operations consisted of professional fees, $1,500; employee expense, $2,208; amortization of patent, $1,250; and interest expense, $167.

Net Loss - Net loss for the three months ended March 31, 2011 was $109,710. Net loss for the three months ended March 31, 2010 was $27,609.

We have not reduced our net income for the three months ended March 31, 2011 or our net loss for the three months ended March 31, 2010, by any tax expense or benefit, consequently, for both periods, our net income or loss was the same before and after taxes.

Basic and fully diluted net loss per share for the three months ended March 31, 2011 and 2010 was $0.05 and $0.03 per share, respectively.   Per share net losses for the first fiscal quarters of 2011 and 2010 were based on 2,027,184 and 1,050,527 weighted average common shares outstanding, respectively.

Since inception, our losses through March 31, 2011 totaled $3,444,000.

Liquidity and Capital Resources

As of March 31, 2011, our cash balance was $4,596.

As of March 31, 2011, our current liabilities totaled $1,433,186. The liabilities consist of accounts and accrued expenses payable, $635,373 primarily for payroll and professional services; due to related party $12,813; secured promissory note payable of $25,000; promissory note payable $10,000 and the balance due on the TerraSphere Systems license agreement, $750,000.

As of March 31, 2011, our long term liabilities totaled $300,000 and consisted of a note payable to an individual.

We intend to meet our cash needs for the next 12 months by the sale of securities or borrowings. We need to raise additional capital in order to pursue our business plan, and the required additional financing may not be available on terms acceptable to us, or at all. No binding commitment for an investment of funds in our company has been made, and a number of factors beyond our control may make any future financings uncertain.  Although, we believe that becoming an independent public company and having our common stock trading on the OTC Bulletin Board, has enhanced our capital raising ability, there is no assurance that we will be able to sell our securities or borrow funds to pursue our business objectives. We will require the infusion of capital to sustain planned growth and continue the process for regulatory approval of the Urban Ag products.

Ability to Continue as a Going Concern and Plan of Operation

Our financial statements, which are included in this Form 10-Q, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $3,400,000 since Urban Ag's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities, aggressively entering the metalized liner business, continuing our research and development efforts and conducting clinical trials to obtain the necessary approvals to market our products, and to acquire additional patents and licenses in both medical and non-medical fields. There can be no assurance, however, that we will be successful in accomplishing our objectives

Capital Expenditures

In the three months ended March 31, 2011, we did not make any capital expenditures.  We expect to make a capital expenditure in 2011 of approximately $3,800,000 for production equipment for our UAC vertical farming subsidiary.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. This evaluation was accomplished under the supervision and with the participation of our current chief executive officer and principal executive officer and our current chief financial officer and principal accounting officer who concluded that as of the end of the period covered by this report our disclosure controls and procedures are not effective.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

RISKS RELATED TO OUR BUSINESS

If our attempts to secure additional financing are not successful, we will be required to cease or curtail our operations, or obtain funds on unfavorable terms.  These factors create a substantial doubt about our ability to continue as a going concern.

Our available resources are not sufficient to fund our operations, without additional sources of financing we would not be able to continue our business, and we expect to incur operating losses for the foreseeable future.  Consequently, in order to maintain our operations, which we have already curtailed substantially, we will need to access additional equity or debt capital.  Securing financing is proving even more difficult than anticipated in light of the current global economic crisis and the turmoil impacting global financial markets.  These factors create a substantial doubt about our ability to continue as a going concern.  In light of our negative stockholders’ equity, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to continue our operations and, to the extent available, to fund the development of our business. In any of such events, the continuation of our operations would be materially and adversely affected and we may have to cease conducting business.

As noted above, Urban Ag is in the process of attempting to secure sufficient financing to continue operations.  We have been working to obtain financing from outside investors for more than 6 months, but have not yet been successful.  In the interim, short-term debt financing provided primarily by a corporate investor has secured all of the company’s assets, and is being utilized to support governance and compliance activities.  Additionally, non-payment of professional and other service providers and reduced general spending have been instituted until such time as financing is secured, if ever.  If we are unable to obtain financing, we will be required to further curtail our operations or cease conducting business.  Given our current level of debt, we do not expect that our stockholders would receive any proceeds if we declare bankruptcy or seek to liquidate Urban Ag.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

2

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Urban Ag Medical Corp.
(Registrant)

By:	/s/ Marshall Sterman
Marshall Sterman
Chief Executive Officer

Date: May 20, 2011

4