Form 10-Q
period 2011-06-30
Urban Ag. Corp.
filed 2012-11-23
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

or

☐ Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52327

(Commission file number)

URBAN AG. CORP.

(Exact name of registrant as specified in its charter)

Delaware	80-0664054
(State of incorporation)	(IRS Employer Identification Number)

99 Rosewood Drive, Suite 280
Danvers, MA  01923

(Address of principal executive offices)

(978) 739-9462

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 20, 2012, there were 20,308,164 shares of the registrant's common stock outstanding.

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

2

URBAN AG. CORP.

FORM 10-Q

JUNE 30, 2011

EXPLANATORY NOTE

In order to better understand the information contained in this Quarterly Report as of and for the period ended June 30, 2011, it is important that you take into consideration the Company's activities since November 2011. As previously announced, and as discussed more fully in note 11 to the financial statements, we acquired CCS Environmental Worldwide, Inc. (“CCS”) by means of a stock acquisition on November 7, 2011. Since this acquisition occurred after June 30, 2011, it is not reflected in the accompanying consolidated financial statements. For further information concerning CCS and the effect of this acquisition refer to the Company’s Annual Report filed on form 10-K for the fiscal year ended December 31, 2011.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)

(a development stage company)

Condensed Consolidated Balance Sheets

	June 30, 2011 (unaudited)	December 31, 2010 (audited)

Assets
Current assets:
Cash	$171	$1,945
Prepaid expenses	–	3,973
Total current assets	171	5,917

Other assets:
Net assets of discontinued operations	–	27,686
Intangible assets (net of accumulated amortization of $58,333 and $25,000, respectively)	941,667	975,000
Total other assets	941,667	1,002,686
Total assets	$941,838	$1,008,603

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$515,973	$473,821
Accrued expenses payable	132,387	377,327
Balance due on license agreement	750,000	750,000
Notes payable	35,000	10,000
Due to related parties	12,813	12,813
Total current liabilities	1,446,173	1,623,961

Other liabilities
Long term debt	300,000	300,000
Total liabilities	$1,746,173	$1,923,961

Stockholders' deficiency
Preferred stock, 50,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par value 200,000,000 shares authorized, 2,127,184 shares issued and outstanding (2,002,184 in 2010)	213	200
Additional paid-in capital	2,701,217	2,418,732
Deficit accumulated during development stage	(3,505,765)	(3,334,290
Total stockholders' deficiency	(804,335)	(915,358
Total liabilities and stockholders’ deficiency	$941,838	$1,008,603

See accompanying notes to condensed consolidated financial statements.

 URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)
(a development stage company)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months ended		Six Months ended		Period from February 4, 2000 (inception) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenue	$–	$–	$–	$–	$–

Costs and expenses:
General and administrative	16,605	19,093	109,284	41,577	2,023,059
Research and development	–	–	–	–	276,645
Depreciation	–	–	–	–	6,900
Amortization	16,667	–	33,333	–	58,333
Total costs and expenses	33,272	19,093	142,617	41,577	2,364,937

Loss before other income and discontinued operations	(33,272)	(19,093)	(142,617)	(41,577)	(2,364,937)

Interest, net of interest income	807	(17)	1,172	(17)	(5,749)
Impairment of purchase commitment	–	–	–	–	145,000
Income from forgiveness of related party debt	–	–	–	–	(34,691)
Total other (income) and expense	807	(17)	1,172	(17)	104,560

Loss before discontinued operations	(34,079)	(19,076)	(143,789)	(41,560)	(2,469,497)

Discontinued Operations	(27,686)	(324,485)	(27,686)	(329,610)	(1,036,268)

Net loss	$(61,765)	$(343,561)	$(171,475)	$(371,170)	$(3,505,765)
Basic and diluted loss per share – continuing operations	$(0.02)	$(0.02)	$(0.07)	$(0.05)
Basic and diluted loss per share – discontinued operations	$(0.01)	$(0.33)	$(0.01)	$(0.41)
Basic and diluted loss per share	$(0.03)	$(0.35)	$(0.08)	$(0.46)

Weighted average number of shares outstanding	2,127,184	977,221	2,077,460	798,979

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)
(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2011 (unaudited)	Six Months Ended June 30, 2010 (unaudited)	Period from February 4, 2000 (inception) through June 30, 2011 (unaudited)

Cash flows from operating activities:
Net loss	$(171,475)	$(371,170)	$(3,505,765
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	–	–	6,900
Amortization of intangibles	33,333	87 ,250	327,583
Impairment of intangible assets	–	–	660,564
Expenses paid by issuance of common stock	65,000	213,750	833,044
Loss in discontinued operations	27,686	–	27,686
Change in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	3,973	–	93,998
Decrease in other assets	–	–	75,468
Increase in accounts payable and accrued expenses	14,709	28,276	980,458
Net cash used in operating activities	(26,774)	(41,894)	(500,064)

Cash flows from investing activities:
Purchase of equipment	–	(4,500)	(14,400)
Net cash used in investing activities	–	(4,500)	(14,400)

Cash flows from financing activities:
Proceeds from issuance of notes payable	25,000	–	35,000
Payments on notes payable	–	(21,998)	(100,000)
Proceeds from issuance of common stock	–	180,975	233,025
Proceeds from issuance of preferred stock	–	–	175,000
Proceeds from issuance secured convertible note	–	–	15,000
Payment on related party loans	–	–	(73,500)
Loans from former parent company	–	–	213,295
Loans to Bellacasa Productions, Inc.	–	–	(30,000)
Loans from related parties	–	1,250	46,815
Net cash generated by financing activities	25,000	160,227	514,635

Change in cash	(1,774)	113,833	171

Cash at beginning of period	1,945	493	–
Cash at end of period	$171	$114,326	$171
Non-cash investing activities:
Common stock issued for acquisitions	$–	$–	$756,000
Common stock issued to settle employment agreements	20,000	–	$20,000

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP)

(a development stage company)

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(unaudited)

1.	Organization

Urban Ag. Corp., ("Urban Ag" or the "Company") formerly Aquamer Medical Corp. was formed as a Delaware corporation on February 4, 2000, for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology. The Company is not currently actively pursuing these technologies and is focusing its energies and resources on the remediation/abatement, restoration and disaster recovery services business discussed in the second paragraph below.

On August 16, 2010, Urban Ag completed the acquisition of all business assets of Urban Agriculture Corporation (“UAC”) to enter the urban vertical farming business. The Company is not currently actively pursuing these technologies and is focusing its energies and resources on the remediation/abatement, restoration and disaster recovery services business discussed below. For further information regarding the current status of the Company refer to the Company’s Annual Report filed on form 10-K for the fiscal year ended December 31, 2011.

On November 7, 2011, Urban Ag entered into a Stock Purchase Agreement (the "Agreement”) with CCS Environmental World Wide, a Delaware corporation (“CCS”). Pursuant to the terms of the Agreement, the Company acquired 100% of the outstanding shares of CCS to enter the remediation/abatement, restoration and disaster recovery services industry. For further information concerning CCS and the effect of this acquisition refer to the company’s Annual Report filed on form 10-K for the fiscal year ended December 31, 2011.

Basis of Presentation

The unaudited interim consolidated financial statements as of and for the six months ended June 30, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the consolidated financial statements of Urban Ag and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010, filed by the Company with the SEC.

The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

The financial statements include the results of the Company's wholly owned subsidiaries, Urban Agriculture Corporation (“UAC”) and Aquamer Shipping Corp., an inactive subsidiary with no assets. All significant inter-company account balances and transactions between the Company and its corporate subsidiaries have been eliminated in consolidation.

The financial statements have been presented in a "development stage" format. Since inception, the primary activities of Urban Ag and subsidiaries have been research and development and equity fund raising activities. The Company has not commenced revenue producing activities.

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

2.	Summary of Significant Accounting Policies

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

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements— Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations. There was no depreciation expense in the six month periods ending June 30, 2011 or 2010.

Valuation of Intangibles and Other Long Lived Assets

The recoverability of long-lived assets, including equipment and intangible assets, is reviewed when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. See Note 5 of the Notes to the Consolidated Financial Statements.

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

Fair Value Hierarchy

FASB ASC 820  specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company's own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Earnings per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the Company's securities. The Company had no outstanding stock options or convertible securities at June 30, 2011 and December 31, 2010.

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

Recent Accounting Pronouncements

None.

3.	Business Acquisitions

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

As discussed above, the Company is not currently actively pursuing these technologies and is focusing its energies and resources on the remediation/abatement, restoration and disaster recovery services business discussed below. Please see Note 11 of the Notes to these Condensed Consolidated Financial Statements and our Annual Report filed on Form 10-K for fiscal year ended December 31, 2011 for further discussion regarding the status of UAC.

4.	Discontinued Operations

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

In December 2010, management determined that Aquamer Shipping 's business no longer fit strategically with the Company and wrote down the value of the assets to their estimated net realizable value of $27,586. During 2011 the Company pursued the sale of Aquamer Shipping, but was unsuccessful. Accordingly the Company wrote down the net realizable value to $0. The Company classified Aquamer Shipping’s assets and liabilities, results of operations and cash flows as discontinued operations in the corresponding financial statements.

In 2010, management determined that developing a commercially viable product from the Patella patent no longer fit strategically with the Company. Accordingly, the Company has written down the value of the patent to its net realizable value of $100. During 2011 the Company did not pursue commercial activities with the patents and accordingly wrote down the net realizable value to $0.

Condensed operating statements for discontinued operations are summarized below:

	Three Months Ended 6/30/2011	Three Months Ended 6/30/2010	Six Months Ended 6/30/2011	Six Months Ended 6/30/2010

Costs and expenses	$27,686	$237,075	$27.686	$240,783
Interest	–	1,410	–	1,577
Amortization	–	86,000	–	87,250
Income (loss) from discontinued operations, net of taxes	$(27,686)	$(324,485)	$(27,686)	$(329,610)

5.	Intangible Assets

Intangible assets that have determinable useful lives are valued separately and amortized over their expected useful lives. The acquired identifiable intangible asset as of June 30, 2011 is as follows:

	Cost	Accumulated Amortization	Net Book Value
License Agreement	1,000,000	58,333	941,667

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

If Urban Ag determines that an impairment review is required, Urban Ag would review the expected future undiscounted cash flows to be generated by the assets. If Urban Ag determines that the carrying value of intangible assets may not be recoverable, Urban Ag would measure any impairment based on a projected discounted cash flow method using a discount rate determined by Urban Ag to be commensurate with the risk inherent in Urban Ag’s current business model. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. TerraSphere has extended the payment terms under the TerraSphere License through December 31, 2011. If we are unable to pay the $750,000 balance due (described below) on the license in full or further extend the payment terms by the extended due date, the entire $1,000,000 license fee will become impaired. Please see Note 11 to the Notes to these Condensed Consolidated Financial Statements and our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011 for further discussion regarding the status of the Terrasphere license and UAC.

6.	Note Payable

On March 17, 2011, the Company entered into a Secured Promissory Note for an amount up to $30,000 with a corporate investor. The note matures on September 13, 2011, carries an interest rate of 10% interest per annum. The note is secured by all of the assets of the Company. As of June 30, 2011, $25,000 had been funded. The Company is in default on the note and is accruing interest.

Effective May, 2010, the Company’s wholly-owned subsidiary, UAC, purchased a License Agreement TerraSphere Systems, LLC, a company that designs and builds proprietary systems for growing fruits and vegetables in controlled, indoor environments. The total purchase price was $1,000,000. The Company paid $250,000 on the purchase date. The outstanding balance due of $750,000 is due in equal payments on November 1, 2010, February 1, 2011 and May 1, 2011. TerraSphere has extended the payment terms under the TerraSphere License through December 31, 2011. If we are unable to pay the license in full by the extended due date our ability to develop the vertical farming business may be materially adversely affected. Please see Note 11 to the Notes to these Condensed Consolidated Financial Statements and our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011 for further discussion regarding subsequent events impacting the status of the Terrasphere license and UAC.

Effective April 23, 2010, the Company’s wholly-owned subsidiary, UAC, entered into a $300,000 promissory note and Note Purchase Agreement with an individual, who is also a shareholder. The Note bears no interest except upon an Event of Default (late payment). In the event of late payment, interest is charged at an annual rate of 18%. Principal is payable each quarter solely from UAC’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the quarter then ended. To the extent UAC does not have positive EBITDA for a quarter, no payment is due. Until the principal amount of the Note is paid in full, the amount of the quarterly payment equals 21% of UAC's EBITDA. Thereafter, UAC is obligated to continue making quarterly payments to the holder equal to 3% of EBITDA for the quarter then ended. Interest is not being accrued on this note as payment is not assured. Interest expense will be recorded when payment is determined to be probable. Please see Note 11 to the Notes to these Condensed Consolidated Financial Statements and our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011 for further discussion regarding subsequent events impacting the status of UAC.

7.	Stockholders' Equity

Capital Structure

Effective December 20, 2010, the Company’s shareholders approved an 87:1 reverse stock split of the Company’s common stock reflected below. At the same time, the Company's Certificate of Incorporation was amended to decrease the authorized shares of $0.0001 par value common stock from 200 million shares to 15 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of June 30, 2011 and December 31, 2010, there were 2,127,184 and 2,002,184 shares of common stock issued and outstanding, respectively.  As of June 30, 2011 there were 1,375,000 warrants convertible into shares of common stock outstanding, with an expiration date of April 2012 with a conversion price of $87.00 per share. As of June 30, 2011 and December 31, 2010, no preferred shares were outstanding. Please see Note 11 to the Notes to these Condensed Consolidated Financial Statements and our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011 for further discussion regarding subsequent events impacting the status of the preferred and common stock issued.

Common Stock Issuances

Issued for Settlement of Contractual Obligations

See Note 9 of the Notes to the Consolidated Financial Statements for discussion of shares issued.

8.	Related Party Transactions

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

The settlement of accrued compensation note above with the Company’s common stock was recorded as an increase to additional paid in capital.

Marshall Sterman – Chief Executive Officer and Chairman

During 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of June 30, 2011, the balance of $45,000 remains accrued and unpaid. Additionally, in 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $12,813, which remains unpaid as of June 30, 2011.

9.	Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected by losses since inception of approximately $3,500,000, and a working capital deficiency of approximately $1,446,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Additionally, the Company is in violation of loan covenants and several of our creditors of the acquisition entity have obtained judgments on amounts due them and the Company is dependent upon the continued cooperation and forbearance of its lenders and creditors.

Management's plans are to raise additional capital either in the form of common stock or convertible securities to pursue an acquisition strategy focused on the remediation/abatement, restoration and disaster recovery services industry serving commercial and residential customers and other potential targets based in the telecommunications and general construction industries. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

10.	Subsequent Events

Refer to the Company’s Annual Report filed on Form 10-K for fiscal year ended December 31, 2011 for additional information regarding activities outlined below.

On November 2, 2011 Billy V. Ray Jr. was appointed Chief Executive Officer and Director.   There was and is no arrangement or understanding between Mr. Ray and any other person which led to their selection as an officer. At that time Mr. Ray entered into an employment agreement with the Company.  The agreement provides for Mr. Ray to serve as Chief Executive Officer of Urban Ag. Corp. for an initial term of three years at an annual salary of $200,000 per year and also provides for a possible bonus of up to 50% of his salary.  He was also granted 1,250,000 shares of the Company’s common stock and 85,087 stock options that vest after one year.  According to the agreement the Company may terminate it by giving notice to Mr. Ray not less than one (1) year prior to the termination date.  The agreement is automatically extended for additional one-year periods unless terminated by notice given 90 days prior to its expiration. Mr. Ray’s biography is set forth below:

Billy V. Ray, Jr. has served in the capacity of Director, Chairman, Chief Executive officer and Chief Financial Officer of several multi-million dollar NYSE, NASDAQ and Over-the-Counter public entities with revenues ranging from $60 to $750 million. From February 2003 until February 2008 he served as President, CEO and as a member of the Board of Directors for Charys Holding Co., one of the largest international remediation companies, focused on remediation, reconstruction, wireless communications and data infrastructure. Charys grew from start-up to trailing 12-month revenue in excess of $700 million under Mr. Ray's leadership. Earlier, Mr. Ray served as Chief Executive Officer of Flagship Holdings, Inc. Mr. Ray also served as Vice President of Realm National Insurance Company and was a member of the Board of Directors. He was Executive Vice President of mergers and acquisitions for Bracknell Corporation, a NASDAQ publicly traded company. From January 1997 to December 2000, Mr. Ray held positions of Chairman, Chief Executive Officer, Chief Financial Officer and consultant of Able telecom Holding Corporation, trading on NASDAQ. During his tenure, revenues grew from under $30 million to over $700 million. For these and other companies, Mr. Ray raised debt and equity approaching $1 billion and participated in the development and implementation of the companies' strategic plans which included over 65 acquisitions. Mr. Ray has a B.A. in accounting from the University of North Carolina at Greensboro.

On November 7, 2011, the Company entered into a Stock Purchase Agreement (the "Agreement”) with CCS Environmental World Wide, a Delaware corporation (“CCS”). Pursuant to the terms of the Agreement, the Company acquired 100% of the outstanding shares of CCS. In exchange, the company issued to the CCS Shareholders an aggregate of 7,900,000 shares of the Company's common stock, representing 78.4% of the outstanding common stock after the acquisition. In addition to the shares of the Company’s common stock, the purchase price includes an earn out provision of up to 5,000,000 warrants priced at $3.00. The warrants become purchasable once CCS achieves $50,000,000 in revenue in a single year. The Company's common stock prior to the closing equaled approximately $395,000. The purchase price is subject to post-closing adjustments in the event of a breach of any representation or warranty by CCS. . The transaction was accounted for as a reverse merger and is the only operations of the Company.

On January 11, 2012, the Company executed a Loan Purchase and Sale Agreement with Summitbridge Credit Investments LLC (“Summitbridge”) in order to resolve certain outstanding loans owed by the recently acquired CCS Environmental Worldwide Inc. to Summitbridge, along with accrued interests and fees, in the amount of $2,018,339 (the “Summitbridge Settlement”). Pursuant to the Loan Purchase and Sale Agreement, the parties agreed to the following: (i) that Summitbridge sell, assign, convey and transfer to the Company, without recourse, representation or warranty all of Summitbridge’s interest in the loans; and (ii) the Company to pay Summitbridge the amount of $1,335,000.

On January 12, 2012, the Company entered into a Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with Peter S. Johnson, Esq. as Trustee of the Magliochetti Family 2009 Trust DTD 1/12/09 (the “Magliochetti Trust”) whereby the parties agreed to the following: (i) the Magliochetti Trust agreed to lend to the Company $950,000, and (ii) for the Company to issue 10,000,000 shares of Series A Convertible Preferred Stock pursuant to a Certificate of Designation in form and substance acceptable to the Magliochetti Trust and to take all steps necessary and desirable to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock such that a sufficient number of such shares of common stock shall be reserved for issuance upon conversion of the Series A Preferred Stock.

Effective January 12, 2012, a majority of the Company’s shareholders approved an increase in the authorized common stock class and authorized preferred stock class of securities. As a result of this action the number of the Company’s authorized shares of common stock was increased to 200,000,000 shares from 15,000,000 shares and authorized shares of preferred stock was increased to 50,000,000 shares from 10,000,000 shares.

On March 9th, 2012, the Company entered into a Factoring & Security Agreement (the “Agreement”) with Midland American Capital (“Midland”). As part of the agreement, the Company sold its right, title and interest in its accounts receivable, with full recourse. The initial value of accounts receivable purchased by Midland was $1,100,002. As of March 31, 2012, the total outstanding accounts receivable of the Company that has been purchased by Midland is $2,317,155. As stipulated in the Agreement, approximately 80% of the amount of accounts receivable purchased by Midland throughout the term of the Agreement is funded to the Company for operational use and working capital. As of March 31, 2012, the Company has been funded a total of $1,672,291 and Midland has received a total of $236,419 in collections from the Company’s customers. The initial term of the Agreement is for 12 months and will automatically renew for an additional 12 months at the end of the initial term and each subsequent term unless terminated by the Company via 60 days written notice to Midland. The Agreement contains warranties and covenants that must be complied with on a continuing basis.

Effective on March 31, 2012 (“Effective Date”) the Company entered into a Stock Purchase Agreement (the "UAC Agreement”) with Distressed Asset Acquisitions, Inc. (“DAAI”) to divest itself of all ownership of its wholly owned subsidiary, Urban Agricultural Corporation (“UAC”). The UAC Agreement provides that DAAI will pay $100 and assume all liabilities as of the Effective Date for 100% of the stock in UAC.

The Company also executed a Stock Purchase Agreement with Green Wire, Inc. on March 31, 2012. Subsequently the transaction was rescinded.

On June 18, 2012, the Company entered into a Short Term Loan Agreement (“Short Term Loan”) with the Magliochetti Trust whereby the Magliochetti Trust agreed to lend to the Company $68,000 at an interest rate of 10.3%, and for the Company to issue 500,000 shares of common stock. The Promissory Note is payable on or before June 25, 2012. The Company has not repaid the Short Term Loan.

On July 15, 2012, the Company entered into a Promissory Note Agreement with the Magliochetti Trust whereby the Magliochetti Trust agreed to lend to the Company $500,000 at an interest rate of 10%. The Promissory Note is payable on or before December 31, 2012.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

From 2007 to 2010 AQUM tried unsuccessfully to commercialize its medical device business and our Board of Directors closed those operations and acquired Urban Agricultural Corporation, a Delaware corporation (“UAC”). UAC holds the exclusive rights under a license from TerraSphere, Inc. (“TerraSphere”) to use their patented farming technology in Massachusetts, and the right of first refusal to purchase exclusive licenses for New Jersey, Pennsylvania and California. Under the TerraSphere license the Company receives certain vertical farming intellectual property and know-how from TerraSphere . The license was purchased by UAC in May, 2010 for $1,000,000 with $250,000 paid at acquisition and payments of $250,000 each due on November 1, 2010, February 1, 2011 and May 1, 2011. We have not made the payments due under the TerraSphere License on November 1, 2010 and February 1, 2011. TerraSphere has extended the payment terms under the TerraSphere License through December 31, 2011. If we are unable to pay the license in full by the extended due date unless extended or renegotiated, the entire $1,000,000 license fee will become impaired and our ability to develop the vertical farming business may be materially adversely affected.

During November 2011, based on the continued economic downturn, credit decline and struggling financial markets, AQUM modified the company’s strategic plan by transitioning from an emphasis on the vertical farming business to that of an acquisition strategy focused on the remediation/abatement, restoration and disaster recovery services industry serving commercial and residential customers and other potential targets based in the telecommunications and general construction industries. On November 7, 2011, Urban Ag entered into a Stock Purchase Agreement (the "Agreement”) with CCS Environmental World Wide, an environmental remediation firm based in Massachusetts with licenses to provide abatement, removal and other environmental engineering activities in 40 states (“CCS”). Pursuant to the terms of the Agreement, the Company acquired 100% of the outstanding shares of CCS to enter the remediation/abatement, restoration and disaster recovery services industry. Please see Note 11 and our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011 for further discussion.

Remediation/Abatement, Restoration and Disaster Recovery Services

CCS's core competencies feature removal of hazardous material, soil contamination remediation, disaster recovery, oil spill clean up, asbestos removal and other elimination of various environmental and toxic contaminants. The Company, with licensing in 40 states presents these services on an integrated basis enabling it to meet the customer’s entire project needs. The Company provides a host of innovative methods, technologies and experience-derived management devices to add value by forging result-oriented solutions to a wide range of requirements.

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

Three months ended June 30, 2011 and June 30, 2010

Continuing Operations

Sales - We did not have any sales during the three-month periods ended June 30, 2011 and June 30, 2010. Urban Ag is a development stage company and has not had any revenue since its incorporation in February 2000.

Costs and Expenses - Total expenses for the three months ended June 30, 2011 were $34,079, compared to $19,076 in the three months ended June 30, 2010. Expenses in the 2011 second quarter consisted primarily of professional and consulting fees of approximately $13,000; office and travel of $3,606; amortization of $16,667; and interest expense, approximately $807. Expenses in the second quarter of 2010 consisted of expenditure for professional and consulting services, $18,100; office and travel expenses, $630; and interest income, $17

Discontinued Operations - Total expenses related to discontinued operations for the three months ended June 30, 2011 were $27,686, compared to $324,485 in the three months ended June 30, 2010. Expenses in the second quarter of 2011 consisted of the write down of assets in technologies the Company is no longer focusing on (medical patents and certain fixed assets) to their net realizable value of $0. Expenses in the second quarter of 2010 relating to discontinued operations consisted of professional and consulting fees, $237,075; employee expense, $2,208; amortization of $86,000; and interest expense, $1,410.

Net Loss - Net loss, before taxes, for the three months ended June 30, 2011 was $61,765. Net loss before taxes, for the three months ended June 30, 2010 was $343,561.

Net loss per share for the three months ended June 30, 2011 was $0.03 per share. Net loss per share for the three months ended June 30, 2010 was $0.35.  Per share net losses for the second fiscal quarters of 2011 and 2010 were based on 2,127,184 and 977,221 weighted average common shares outstanding, respectively.

Six months ended June 30, 2011 and June 30, 2010 and since inception

Continuing Operations

Sales - We did not have any sales during the six-month periods ended June 30, 2011 and June 30, 2010. Urban Ag is a development stage company and has not had any revenue since its incorporation in February 2000.

Costs and Expenses - Total expenses for the six months ended June 30, 2011 were $142,617, compared to $41,577 in the six months ended June 30, 2010. Expenses in the first six months of 2011 consisted of payroll, $65,000; professional fees, $39,857; office and travel expense, $4,427; and amortization, $33,333. Expenses in the second quarter of 2010 consisted of professional fees, $29,500; and office and miscellaneous expenses, $12,077.

Other Expenses - Total other expense for the six months ended June 30, 2011 was comprised of interest expense of $1,172.

Discontinued Operations - Total expenses related to discontinued operations for the six months ended June 30, 2011 were $27,686, compared to $329,610 in the six months ended June 30, 2010. Expenses in the first six months of 2011 consisted of the write down of assets in technologies the Company is no longer focusing on (medical patents and certain fixed assets) to their net realizable value of $0. Expenses in the first six months of 2010 relating to discontinued operations consisted of payroll , $2,208; professional and consulting fees, $238,575; amortization of $87,275; and interest expense, $1,577.

Net Loss - Net loss for the six months ended June 30, 2011 was $171,475. Net loss for the six months ended June 30, 2010 was $371,170.

We have not reduced our net income for the six months ended June 30, 2011 or our net loss for the six months ended June 30, 2010, by any tax expense or benefit, consequently, for both periods, our net income or loss was the same before and after taxes.

Basic and fully diluted net loss per share for the six months ended June 30, 2011 and 2010 was $0.08 and $0.46 per share, respectively.   Per share net losses for the second fiscal quarters of 2011 and 2010 were based on 2,077,460 and 798,979 weighted average common shares outstanding, respectively.

Since inception, our losses through June 30, 2011 totaled $3,505,765.

Liquidity and Capital Resources

As of June 30, 2011, our cash balance was $171

As of June 30, 2011, our current liabilities totaled $1,446,173. The liabilities consist of accounts and accrued expenses payable, $648,360 primarily for payroll and professional services; due to related party $12,813; secured promissory note payable of $25,000; promissory note payable $10,000 and the balance due on the TerraSphere Systems license agreement, $750,000.

As of June 30, 2011, our long term liabilities totaled $300,000 and consisted of a note payable to an individual.

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

Ability to Continue as a Going Concern and Plan of Operation

Our financial statements, which are included in this Form 10-Q, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business.  Our liquidity has been adversely affected by losses of approximately $3,505,765 since Urban Ag's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management's plan includes raising additional capital either in the form of common stock or convertible securities, to pursue an acquisition strategy focused on the remediation/abatement, restoration and disaster recovery services industry serving commercial and residential customers and other potential targets based in the telecommunications and general construction industries. There can be no assurance, however, that we will be successful in accomplishing our objectives. For further information concerning the Company’s liquidity and capital resources and its ability, or lack thereof, to continue as a going concern refer to the Company’s Annual Report filed on form 10-K for the fiscal year ended December 31, 2011.

Capital Expenditures

In the six months ended June 30, 2011, we did not make any capital expenditures. We expect to make a capital expenditure in the next twelve months to pursue acquisitions focused on the remediation/abatement, restoration and disaster recovery services industry serving commercial and residential customers and other potential targets based in the telecommunications and general construction industries.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. This evaluation was accomplished under the supervision and with the participation of our current chief executive officer and principal executive officer and our current chief financial officer and principal accounting officer who concluded that as of the end of the period covered by this report our disclosure controls and procedures are not effective.

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

PART II – OTHER INFORMATION

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Urban Ag Corp.
(Registrant)

Date: November 23, 2012	By:	/s/ Billy V. Ray Jr.
Billy V. Ray Jr. Chief Executive Officer

