Form 10-Q
period 2011-09-30
Urban Ag. Corp.
filed 2012-11-23
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

or

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

2

URBAN AG CORP.

FORM 10-Q

SEPTEMBER 30, 2011

EXPLANATORY NOTE

In order to better understand the information contained in this Quarterly Report as of and for the period ended September 30, 2011, it is important that you take into consideration the Company's activities since November 2011. As previously announced, and as discussed more fully in note 11 to the consolidated financial statements, we acquired CCS Environmental Worldwide, Inc. by means of a stock acquisition on November 7, 2011. Since this acquisition occurred after September 30, 2011, it is not reflected in the accompanying consolidated financial statements. For further information concerning CCS and the effect of this acquisition refer to the Company’s Annual Report filed on form 10-K for the fiscal year ended December 31, 2011.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)

(a development stage company)

Condensed Consolidated Balance Sheets

	September 30, 2011 (unaudited)	December 31, 2010 (audited)

Assets
Current assets:
Cash	$155	$1,945
Prepaid expenses	–	3,973
Total current assets	155	5,917

Other assets:
Net assets of discontinued operations	–	27,686
Intangible assets (net of accumulated amortization of $75,000 and $25,000, respectively)	925,000	975,000
Total Other assets	925,000	1,002,686
Total assets	$925,155	$1,008,603

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$520,193	$473,821
Accrued expenses payable	139,543	377,327
Balance due on license agreement	750,000	750,000
Notes payable	35,000	10,000
Due to related parties	12,813	12,813
Total current liabilities	1,457,549	1,623,961

Other liabilities
Long term debt	300,000	300,000
Total liabilities	$1,757,549	$1,923,961

Stockholders' deficiency
Preferred stock, 50,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par value 200,000,000 shares authorized, 2,127,184 shares, issued and outstanding (2,002,184 in 2010)	213	200
Additional paid-in capital	2,701,217	2,418,732
Deficit accumulated during development stage	(3,533,824)	(3,334,290)
Total stockholders' deficiency	(832,394)	(915,358)
Total liabilities and stockholders’ deficiency	$925,155	$1,008,603

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)
(a development stage company)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months ended		Nine Months ended		Period from February 4, 2000 (inception) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenue	$–	$–	$–	$–	$–

Costs and expenses:
General and administrative	10,576	172,499	119,860	214,076	2,033,635
Research and development	–	–	–	–	276,645
Depreciation	–	–	–	–	6,900
Amortization	16,667	8,333	50,000	8,333	75,000
Total costs and expenses	27,243	180,832	169,860	222,409	2,392,180

Loss before other income and discontinued operations	(27,243)	(180,832)	(169,860)	(222,409)	(2,392,180)

Interest, net of interest income	816	(17)	1,988	(34)	(4,933)
Impairment of purchase commitment	–	–	–	–	145,000
Income from forgiveness of related party debt	–	–	–	–	(34,691)
Total other (income) and expense	816	(17)	1,988	(34)	105,376

Loss before discontinued operations	(28,059)	(180,815)	(171,848)	(222,375)	(2,497,556)

Discontinued Operations	–	(84,746)	(27,686)	(414,356)	(1.036,268)

Net loss	$(28,059)	$(265,562)	$(199.534)	$(636,732)	$(3,533,824)
Basic and diluted loss per share – continuing operations	$(0.01)	$(0.14)	$(0.08)	$(0.17)
Basic and diluted loss per share – discontinued operations	$(0.00)	$(0.25)	$(0.02)	$(0.32)
Basic and diluted loss per share	$(0.01)	$(0.39)	$(0.10)	$(0.49)

Weighted average number of shares outstanding	2,127,184	1,621,598	2,094,217	1,312,270

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)
(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from February 4, 2000 (inception) through September 30, 2011

Cash flows from operating activities:
Net loss	$(199,534)	$(636,732)	$(3.533,824)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities:
Depreciation	–	–	6,900
Amortization of intangibles	50,000	181,583	344,250
Impairment of intangible assets	–	–	660,564
Expenses paid by issuance of common Stock	65,000	232,771	833,044
Loss in discontinued operations	27,686		27,686
Change in operating assets and liabilities:
Increase in prepaid expenses and other current assets	3,973	122,945	93,998
Increase in other assets	–	–	75,468
Increase in accounts payable and accrued expenses	26,085	81,455	991,834
Net cash used in operating activities	(26,790)	(17,978)	(500,080)

Cash flows from investing activities:
Purchase of equipment	–	(7,500)	(14,400)
Net cash used in investing activities	–	(7,500)	(14,400)

Cash flows from financing activities:
Proceeds from issuance of notes payable	25,000	–	35,000
Payments on notes payable	–	(100,000)	(100,000)
Proceeds from issuance of common stock	–	180,975	233,025
Proceeds from issuance of preferred stock	–	–	175,000
Proceeds from issuance secured convertible note	–	–	15,000
Payment on related party loans	–	–	(73,500)
Loans from former parent company	–	–	213,295
Loans to Bellacasa Productions, Inc.	–	–	(30,000)
Loans from related parties	–	1,250	46,815
Net cash generated by financing activities	25,000	82,225	514,635

Change in cash	(1,790)	56,747	155

Cash at beginning of period	1,945	493	–
Cash at end of period	$155	$57,240	$155
Non-cash investing activities:	$–	$–	$756,000
Common stock issued for acquisitions
Common stock issued to settle employment agreements	20,000	–	$20,000

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP)

(a development stage company)

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

1.	Organization

Urban Ag. Corp., ("Urban Ag" or the "Company") formerly Aquamer Medical Corp. was formed as a Delaware corporation on February 4, 2000, for the purpose of developing medical products, using water-based tissue-bulking technology, for the fields of dermatology, gastroenterology and urology. The Company is not currently actively pursuing these technologies and is focusing its energies and resources on the remediation/abatement, restoration and disaster recovery services discussed in the second paragraph below.

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

2.	Basis of Presentation

The unaudited interim condensed consolidated financial statements as of and for the nine months ended September 30, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Urban Ag and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010, filed by the Company with the SEC.

The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

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

3.	Summary of Significant Accounting Policies

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

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements— Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations. There was no depreciation expense in the nine month periods ending September 30, 2011 or 2010.

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

Earnings per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the Company's securities. The Company had no outstanding stock options or convertible securities at September 30, 2011 and December 31, 2010.

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

Recent Accounting Pronouncements

None.

4.	Business Acquisitions

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

5.	Discontinued Operations

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

In December 2010, management determined that Aquamer Shipping 's business no longer fit strategically with the Company and wrote down the value of the assets to their estimated net realizable value of $27,586. During 2011 the Company pursued the sale of Aquamer Shipping, but was unsuccessful. Accordingly the Company and wrote down the net realizable value to $0. The Company classified Aquamer Shipping’s assets and liabilities, results of operations and cash flows as discontinued operations in the corresponding financial statements.

In 2010, management determined that developing a commercially viable product from the Patella patent no longer fit strategically with the Company. Accordingly, the Company has written down the value of the patent to its net realizable value of $100. During 2011 the Company did not pursue commercial activities with the patens and accordingly wrote down the net realizable value to $0.

Condensed operating statements for discontinued operations are summarized below:

	Three Months Ended 9/30/2011	Three Months Ended 9/30/2010	Nine Months Ended 9/30/2011	Nine Months Ended 9/30/2010

Costs and expenses	–	$323	$27,686	$241,106
Interest	–	(1,577)	–	–
Amortization	–	86,000	–	173,250
Income (loss) from discontinued operations, net of taxes	–	$(84,746)	$(27,686)	$(414,356)

6.	Intangible Assets

Intangible assets that have determinable useful lives are valued separately and amortized over their expected useful lives. The acquired identifiable intangible asset as of September 30, 2011 is as follows:

	Cost	Accumulated Amortization	Net Book Value
License Agreement	1,000,000	75,000	925,000

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

7.	Note Payable

On March 17, 2011, the Company entered into a Secured Promissory Note for an amount up to $30,000 with a corporate investor. The note matures on September 13, 2011, carries an interest rate of 10% interest per annum. The note is secured by all of the assets of the Company. As of September 30, 2011, $25,000 had been funded.

Effective May, 2010, the Company’s wholly-owned subsidiary, UAC, purchased a License Agreement TerraSphere Systems, LLC, a company that designs and builds proprietary systems for growing fruits and vegetables in controlled, indoor environments. The total purchase price was $1,000,000. The Company paid $250,000 on the purchase date. The outstanding balance due of $750,000 is due in equal payments on November 1, 2010, February 1, 2011 and May 1, 2011. We have not made the payments due under the TerraSphere License. TerraSphere has extended the payment terms under the TerraSphere License through December 31, 2011. If we are unable to pay the license in full by the extended due date our ability to develop the vertical farming business may be materially adversely affected. Please see Note 11 to the Notes to these Condensed Consolidated Financial Statements and our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011 for further discussion regarding subsequent events impacting the status of the Terrasphere license and UAC.

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

8.	Stockholders' Equity

Capital Structure

Effective December 20, 2010, the Company’s shareholders approved a 87:1 reverse stock split of the Company’s common stock reflected below. At the same time, the Company's Certificate of Incorporation was amended to decrease the authorized shares of $0.0001 par value common stock from 200 million shares to 15 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of September 30, 2011 and December 31, 2010, there were 2,127,184 and 2,002,184 shares of common stock issued and outstanding, respectively. As of September 30, 2011 there were 1,375,000 warrants convertible into shares of common stock outstanding, with an expiration date of April 2012 with a conversion price of $87.00 per share. As of September 30, 2011 and December 31, 2010, no preferred shares were outstanding. Please see Note 11 to the Notes to these Condensed Consolidated Financial Statements and our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011 for further discussion regarding subsequent events impacting the status of the preferred and common stock issued.

Common Stock Issuances

Issued for Settlement of Contractual Obligations

See Note 9 of the Notes to the Consolidated Financial Statements for discussion of shares issued.

9.	Related Party Transactions

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

Marshall Sterman – Chief Executive Officer and Chairman

During 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of September 30, 2011, the balance of $45,000 remains accrued and unpaid. Additionally, in 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $12,813, which remains unpaid as of September 30, 2011.

10.	Going Concern

The Company's financial statements have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected by losses since inception of approximately $3,500,000, and a working capital deficiency of approximately $1,400,000, which raises substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Additionally, the Company is in violation of loan covenants and several of our creditors of the acquisition entity have obtained judgments on amounts due them and the Company is dependent upon the continued cooperation and forbearance of its lenders and creditors.

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

11.	Subsequent Events

Refer to the Company’s Annual Report filed on Form 10-K for fiscal year ended December 31, 2011 for additional information regarding activities outlined below.

On November 2, 2011 Billy V. Ray Jr. was appointed Chief Executive Officer and Director.   There was and is no arrangement or understanding between Mr. Ray and any other person which led to their selection as an officer. At that time Mr. Ray entered into an employment agreement with the Company.  The agreement provides for Mr. Ray to serve as Chief Executive Officer of Urban Ag. Corp for an initial term of three years at an annual salary of $200,000 per year and also provides for a possible bonus of up to 50% of his salary.  He was also granted 1,250,000 shares of the Company’s common stock and 85,087 stock options that vest after one year.  According to the agreement the Company may terminate it by giving notice to Mr. Ray not less than one (1) year prior to the termination date.  The agreement is automatically extended for additional one-year periods unless terminated by notice given 90 days prior to its expiration. Mr. Ray’s biography is set forth below:

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

On November 7, 2011, the Company entered into a Stock Purchase Agreement (the "Agreement”) with CCS Environmental World Wide, a Delaware corporation (“CCS”). Pursuant to the terms of the Agreement, the Company acquired 100% of the outstanding shares of CCS. In exchange, the company issued to the CCS Shareholders an aggregate of 7,900,000 shares of the Company's common stock, representing 78.4% of the outstanding common stock after the acquisition. In addition to the shares of the Company’s common stock, included in the purchase price is an earn out provision of 5,000,000 warrants priced at $3.00. The warrants become purchasable once CCS achieves $50,000,000 in revenue in a single year. The Company's common stock prior to the closing equaled approximately $395,000. The purchase price is subject to post-closing adjustments in the event of a breach of any representation or warranty by CCS. The transaction was accounted for as a reverse merger.

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

On January 12, 2012, the Company entered into a Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with Peter S. Johnson, Esq. as Trustee of the Magliochetti Family 2009 Trust DTD 1/12/09 (the “Magliochetti Trust”) whereby the parties agreed to the following: (i) the Maliochetti Trust agreed to lend to the Company $1,000,000, and (ii) for the Company to issue 10,000,000 shares of Series A Convertible Preferred Stock pursuant to a Certificate of Designation in form and substance acceptable to the Magliochetti Trust and to take all steps necessary and desirable to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock such that a sufficient number of such shares of common stock shall be reserved for issuance upon conversion of the Series A Preferred Stock.

Effective January 12, 2012, a majority of the Company’s shareholders approved an increased the authorized common stock class and authorized preferred stock class of securities. As a result of this action the number of the Company’s authorized shares of common stock was increased to 200,000,000 shares from 15,000,000 shares and authorized shares of preferred stock was increased to 50,000,000 shares from 10,000,000 shares.

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

On March 31, 2011, the Company entered into a stock exchange agreement between Marko A. Mendez and Mario Delgado Jr., (the “Shareholders”) and Urban Ag. Corp., (the “Purchaser”), and Green Wire Inc. (“GWI”).  The Shareholders exchanged 49% (equal to 49,000 shares of common stock) of their ownership interests in the Company (“GWI Shares”) for 1,200,000 shares of our restricted common stock. The Company and GWI have since agreed to rescind the transaction.

Also effective on March 31, 2012 (“Effective Date”) the Company entered into a Stock Purchase Agreement (the "UAC Agreement”) with Distressed Asset Acquisitions, Inc. (“DAAI”) to divest itself of all ownership of its wholly owned subsidiary, Urban Agricultural Corporation (“UAC”). The UAC Agreement provides that DAAI will pay $100 and assume all liabilities as of the Effective Date for 100% of the stock in UAC.

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

During November 2011, based on the continued economic downturn, credit decline and struggling financial markets, Urban Ag modified the company’s strategic plan by transitioning from an emphasis on the vertical farming business to that of an acquisition strategy focused on the remediation/abatement, restoration and disaster recovery services industry serving commercial and residential customers and other potential targets based in the telecommunications and general construction industries. On November 7, 2011, the Company entered into a Stock Purchase Agreement (the "Agreement”) with CCS Environmental World Wide, an environmental remediation firm based in Massachusetts with licenses to provide abatement, removal and other environmental engineering activities in 40 states (“CCS”). Pursuant to the terms of the Agreement, the Company acquired 100% of the outstanding shares of CCS to enter the remediation/abatement, restoration and disaster recovery services industry. Please see Note 11 and our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011 for further discussion.

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

Three months ended September 30, 2011 and September 30, 2010

Continuing Operations

Sales - We did not have any sales during the three-month periods ended September 30, 2011 and September 30, 2010. Aquamer is a development stage company and has not had any revenue since its incorporation in February 2000.

Costs and Expenses - Total expenses for the three months ended September 30, 2011 were $28,059, compared to $29,727 in the three months ended September 30, 2010.

Expenses in the 2011 third quarter consisted primarily of professional and consulting fees of approximately $7,000; office and travel of $3,576; amortization of $16,667; and interest expense, approximately $816.

Expenses in the third quarter of 2010 consisted of expenditure for professional and consulting services, $29,304; office and travel expenses, $404; and interest income, $17

Discontinued Operations - Total expenses related to discontinued operations for the nine months ended September 30, 2011 were $0compared to $84,746 in the three months ended September 30, 2010. Expenses in the third quarter of 2010 relating to discontinued operations consisted primarily of professional and consulting fees, $6,923 and amortization of $86,000.

Net Loss - Net loss, before taxes, for the three months ended September 30, 2011 was $55,745. Net loss before taxes, for the three months ended September 30, 2010 was $265,562.

Net loss per share for the three months ended September 30, 2011 was $0.01 per share. Net loss per share for the three months ended September 30, 2010 was $0.16. Per share net losses for the third fiscal quarters of 2011 and 2010 were based on 2,127,184 and 1,621,598 weighted average common shares outstanding, respectively.

Nine months ended September 30, 2011 and September 30, 2010 and since inception

Continuing Operations

Sales - We did not have any sales during the nine-month periods ended September 30, 2011 and September 30, 2010. Urban Ag is a development stage company and has not had any revenue since its incorporation in February 2000.

Costs and Expenses - Total expenses for the nine months ended September 30, 2011 were $171,848, compared to $222,375 in the nine months ended September 30, 2010. Expenses in the first nine months of 2011 consisted of payroll, $65,000; professional fees, $46,857; office and travel expense, $8,003; and amortization, $50,000. Expenses in the first nine months of 2010 consisted of professional and consulting fees, $69,479; and office and miscellaneous expenses, $1,843.

Other Expenses - Total other expense for the nine months ended September 30, 2011 was comprised of interest expense of $1,988.

Discontinued Operations - Total expenses related to discontinued operations for the nine months ended September 30, 2011 were $27,686, compared to $414,356 in the nine months ended September 30, 2010. Expenses in the nine months ended September 30, 2011 consisted primarily of the write down of assets in technologies the Company is no longer focusing on (medical patents and certain fixed assets) their net realizable value of $0. Expenses in the first nine months of 2010 relating to discontinued operations consisted of payroll , $2,208; professional and consulting fees, $245,498; and amortization of $173,250.

Net Loss - Net loss for the nine months ended September 30, 2011 was $143,789. Net loss for the nine months ended September 30, 2010 was $371,170.

We have not reduced our net income for the nine months ended September 30, 2011 or our net loss for the nine months ended September 30, 2010, by any tax expense or benefit, consequently, for both periods, our net income or loss was the same before and after taxes.

Basic and fully diluted net loss per share for the nine months ended September 30, 2011 and 2010 was $0.10 and $0.49 per share, respectively. Per share net losses for the first fiscal quarters of 2011 and 2010 were based on 2,094,217 and 1,312,270 weighted average common shares outstanding, respectively.

Since inception, our losses through September 30, 2011 totaled $3,506,138.

Liquidity and Capital Resources

As of September 30, 2011, our cash balance was $155.

As of September 30, 2011, our current liabilities totaled $1,457,549. The liabilities consist of accounts and accrued expenses payable, $659,736 primarily for payroll and professional services; due to related party $12,813; secured promissory note payable of $25,000; promissory note payable $10,000 and the balance due on the TerraSphere Systems license agreement, $750,000.

As of September 30, 2011, our long term liabilities totaled $300,000 and consisted of a note payable to an individual.

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

Ability to Continue as a Going Concern and Plan of Operation

Our financial statements, which are included in this Form 10-Q, have been presented on a going concern basis, which contemplates the realization and the satisfaction of liabilities in the normal course of business. Our liquidity has been adversely affected by losses of approximately $3,500,000 since Urban Ag's incorporation date, February 4, 2000, which raises substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Our management's plan includes raising additional capital either in the form of common stock or convertible securities to pursue an acquisition strategy focused on the remediation/abatement, restoration and disaster recovery services industry serving commercial and residential customers and other potential targets based in the telecommunications and general construction industries. There can be no assurance, however, that we will be successful in accomplishing our objectives. For further information concerning the Company’s liquidity and capital resources and its ability, or lack thereof, to continue as a going concern refer to the Company’s Annual Report filed on form 10-K for the fiscal year ended December 31, 2011.

Capital Expenditures

In the nine months ended September 30, 2011, we did not make any capital expenditures. We expect to make a capital expenditure in the twelve months to pursue acquisitions focused on the remediation/abatement, restoration and disaster recovery services industry serving commercial and residential customers and other potential targets based in the telecommunications and general construction industries..

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. This evaluation was accomplished under the supervision and with the participation of our current chief executive officer and principal executive officer and our current chief financial officer and principal accounting officer who concluded that as of the end of the period covered by this report our disclosure controls and procedures are not effective.

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

ITEM 2– UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None

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

