Form 10-K
period 2011-12-31
Urban Ag. Corp.
filed 2012-11-23
CIK 1381324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-52327

URBAN AG. CORP

(formerly Aquamer Medical Corp.)

(Name of Small Business Issuer in Its Charter)

DELAWARE	80-0664054
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Turnpike Street, Suite 103
North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (978) 739-9460

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class:
Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for its most recent fiscal year were $7,242,416.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of October 5, 2012 was $701,072, based on 3,505,359 shares of Class A Common Stock held by non-affiliates at $0.20 per share, based on the average of the bid and asked prices as of the same date as quoted in OTC Link - Pink, which is published by OTC Markets Group Inc.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was:

Class A Common Stock, $0.0001 par value 20,308,164 shares outstanding on October 5, 2012

Series A Preferred Stock, $0.0001 par value 10,100,000 shares outstanding on October 5, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Unless the context requires otherwise, references in this Annual Report to "Urban AG.," “Urban AG,” “Urban,” "the Company," "we," "our" and "us" refer to Urban AG. Corp. This Annual Report contains trademarks and trade names of other parties.

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains both historical and forward-looking statements. The forward-looking statements in this annual report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the marketing, commercialization and sale of our services and planned future products and product candidates; address certain markets; and evaluate additional product candidates for subsequent sales. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of an ongoing contractual dispute in connection with our accounts receivable factoring arrangement, levels of business activity, performance, or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Management's Discussion and Analysis ("MD&A") should be read together with our financial statements and related notes included elsewhere in this annual report. This annual report, including the MD&A, contains trend analysis and other forward-looking statements. Any statements in this annual report that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

The most pressing factors that could cause actual results to differ from those in our forward looking statements materially and adversely are our lack of working capital and our need to raise approximately $1.6 million of additional capital to payoff arrearages of approximately $900,000 of payroll taxes and $700,000 of labor union costs as of October 5, 2012; and the need to complete the winding down of our approximately $1.7 million accounts receivable factoring liability as of October 5, 2012 and to establish a new accounts receivable financing arrangement.

Other factors that could cause actual results to differ materially include without limitation:

•	our limited ability to repay our debt and our payroll tax and union costs arrearages and the potential adverse consequences thereof;
•	the outcome of our ongoing dispute with our accounts receivable factor and the outcome of any future legal proceedings that may arise out of that dispute;
•	our ability to continue to finance our business;
•	an inability to arrange debt or equity financing;
•	the outcome of potential disputes that could arise with labor unions;
•	the impact of new technologies on our services and our competition;
•	adverse changes in laws or rules or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive services and pricing;
•	continued availability of adequately skilled labor at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	the presence of competitors with greater financial resources;
•	our ability to maintain our current pricing model and/or decrease our cost of sales;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this annual report are made only as of the date of this annual report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. See also Item 1, "Description of Business - Risk Factors."

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We are a company focused on a long-term strategy of pursuing the consolidation of the fragmented industry that provides outsourced services to general contractors, facility managers/owners, architects and engineers. This industry is focused on providing construction path services including pre-construction services, site selection and preparation, hazardous material abatement and environment remediation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services.

In pursuit of this strategy, on November 7, 2011 Urban Ag. Corp. (the “Registrant,” “Urban Ag,” or the “Company”) entered into a Stock Purchase Agreement (the "Agreement"), with CCS Environmental World Wide, a Delaware corporation (“CCS World Wide,” “CCS,” or the “Seller”) and the shareholders of CCS (“Shareholders”). Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, the Company issued to the CCS Shareholders an aggregate of 7,900,000 shares of the Company's common stock, $.0001 par value and Five Million warrants (5,000,000) to purchase one share of common stock of the Company per Warrant. The warrants are exercisable for a period of five years at a price of $3.00 per share. The Warrants become exercisable once CCS achieves $50,000,000 in revenue in a single fiscal year. The shares purchased represented 78.8% of the outstanding common stock of the Company after the closing.

Pursuant to the Agreement, CCS became the Company's wholly-owned subsidiary. This transaction was recorded as a reverse merger. The results of operations from CCS Worldwide are included in the financial statements for all periods included in this annual report.

A copy of the Agreement is included as Exhibit 10.13 to this Annual Report on Form 10-K.

Unless otherwise indicated references to “Company” and “Urban Ag” include CCS Worldwide.

CCS Worldwide is a hazardous material abatement and environmental remediation company based in Brockton, Massachusetts. The Company, based in Danvers, Massachusetts, currently acts as a Holding Company that has as its one operating subsidiary CCS Worldwide. CCS Worldwide generates revenue within a single operating segment which provides hazardous material abatement and environment remediation services through its four wholly owned subsidiaries - Commonwealth Contracting Services LLC; CCS Special Projects LLC; CCS Environmental, Inc.; and CCS Environmental Services, Inc., all based in Brockton, Massachusetts. For the periods covered in this annual report, our revenues consist of sales in the single operating segment providing services for hazardous material abatement and environmental remediation.

CCS Worldwide has operated its current business since 2005 generating annual revenues of between $2 million and $12 million providing services including removal of interior finishes, surfaces and fixtures; as well as the removal and proper disposition of certain asbestos-containing and lead-painted building materials and certain other regulated materials. CCS Worldwide is awarded contracts from its customers generally through a bidding process whereby contracts are typically awarded on a qualified low bidder basis. Its revenue is comprised of both union and non-union contracts.

In March 2012 the Company purchased a 49% interest in Green Wire, Inc (“Green Wire”) an electrical/data communication system integration/cabling company based in San Antonio, Texas in exchange for 1,200,000 shares of Class A Common Stock of the Company. Simultaneous with the completion of the Green Wire purchase, the Company entered into a management control agreement with Green Wire whereby the Company gained management control over the operations of Green Wire. This purchase was intended to further our current long term strategy. However we subsequently entered into an agreement to rescind that purchase in its entirety. The 1,200,000 shares of our Class A Common Stock are being held by Green Wire until the Company repays approximately $10,000 owed by the Company to Green Wire in connection with certain advances made between March 2012 and the unwinding of the Green Wire purchase.

COMPANY BACKGROUND

The Company, Urban Ag. Corp, is the successor entity to Aquamer Medical Corp. (“AQUM”), a Delaware corporation, which was established in February 2000 to commercialize proprietary medical devices. In 2005 AQUM became a wholly owned subsidiary of Bellacasa Productions, Inc. (“Bellacasa”) a publicly traded company. In 2007 Bellacasa distributed 100% of its AQUM shares to its shareholders, thus creating a public entity that traded as AQUM. The Company is a calendar year corporation.

From 2007 to 2010 the Company tried unsuccessfully to commercialize its medical device business and in 2010 its Board of Directors elected to shut down the medical device operations. Subsequent to shutting down the medical device operations, in August 2010 the Company completed the acquisition of all business assets of Urban Agricultural Corporation (“UAC”), a Delaware corporation. In May 2010 TerraSphere, Inc. (“TerraSphere”), an unrelated entity, granted UAC an exclusive license to practice and use its patented farming technology within Massachusetts in order to commercialize the underlying technology. TerraSphere simultaneously granted UAC the right of first refusal to purchase similar exclusive licenses for New Jersey, Pennsylvania and California. The patented farming technology consists of certain vertical farming intellectual property and know-how owned by TerraSphere. The license was granted to UAC in May 2010 in consideration of $1,000,000 with $250,000 paid at acquisition and three installment payments of $250,000 due on November 1, 2010, February 1, 2011 and May 1, 2011. UAC failed to make the three installment payments due under the TerraSphere License. TerraSphere granted an extension on the three installment payments to December 31, 2011. UAC failed to make the required payments under the extended payment terms.

After unsuccessful attempts at commercializing the technology under the TerraSphere license the Company’s Board of Directors made the strategic decision to change its long-term strategy into pursuing the consolidation of the fragmented industry that provides outsourced services to General Contractors, Facility Managers/Owners, Architects and Engineers discussed above in this annual report. In March of 2012 the Company sold all if its capital stock of Urban Agricultural Corporation in consideration of $100.

CHANGE IN CONTROL AND CAPITALIZATION AND RECENT FINANCINGS AND OTHER TRANSACTIONS

There was a recent change in control of the Company in connection with the above acquisitions and subsequent financing activities whereby the Magliochetti Family 2009 Trust DTD 1/12/09 (“the Magliochetti Trust”) gained voting control of the Company.

On January 12, 2012, the Company entered into a Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with Peter S. Johnson, Esq. as Trustee of the Magliochetti whereby the Company and the Magliochetti Trust agreed to the following: (i) the Magliochetti Trust agreed to lend to the Company $950,000 in cash, and (ii) for the Company to issue 10,000,000 shares of Series A Convertible Preferred Stock pursuant to a Certificate of Designation in form and substance acceptable to the Magliochetti Trust and to take all steps necessary and desirable to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock such that a sufficient number of such shares of common stock shall be reserved for issuance upon conversion of the Series A Preferred Stock. A copy of the Secured Promissory Note and Convertible Preferred Stock Purchase Agreement is included as Exhibit 4.1 to this Annual Report on Form 10-K.

Effective January 12, 2012, the Board of Directors and a majority of the Company’s shareholders increased the Company's authority to issue all classes stock to 200,000,000 shares of Common Stock, $.0001 par value (“Common Stock”) and 50,000,000 shares of Preferred Stock, $.0001 par value (“Preferred Stock”). In addition, 10,000,000 shares of the authorized and un-issued Preferred Stock of the Company were designated as “Series A Preferred Stock” (“Series A Preferred”). The Third Amended and Restated Certificate of Incorporation of Urban AG. Corp was filed with the State of Delaware Secretary of State Division of Corporations on April 30, 2012 to effectuate the increases in Common Stock and Preferred Stock. A copy of the Third Amended and Restated Certificate of Incorporation is included as Exhibit 3.4 to this Annual Report on Form 10-K.

The 10,000,000 shares of authorized Series A Preferred bear dividends at the rate of 12% of the Original Issue Price of $.005 per share, per annum, plus any previously issued and accrued dividends (compounded monthly) to be declared and paid monthly in cash. Holders of shares of Series A Preferred have voting rights equal to two times the number of shares of Common Stock to be received upon conversion of the Series A Preferred. The Series A Preferred Shares are convertible initially into shares of common stock on a one-to-one basis, subject to adjustment to prevent dilution of the conversion rights of the holders resulting from the issuance of shares of common stock or rights to acquire common stock. The holders of the Common Stock and the holders of Series A Preferred each voting as a class, are each entitled to elect two directors.

The Series A Preferred is subject to mandatory redemption by the Company upon the request of a majority of the holders of Series A Preferred, after January 10, 2015, for a Redemption Price payable in cash in three annual installments. The Redemption Price (as defined in the Certificate) shall be the greater of the original Issue Price ($.005) plus accrued but unpaid dividends and the fair market value of the shares.

The 10,000,000 shares of Series A Preferred held by the Magliochetti Trust had accrued and unpaid dividends of approximately $5,100 at October 5, 2012.

The Company underwent a 1:87 reverse stock split in December 2010. The Company does not have any pending stock split, stock dividend, recapitalization, merger, acquisition, or spin-off transactions. However, the Company is in discussions with several potential financing sources and those discussions, if they lead to a financing or refinancing, could involve a stock split, stock dividend, recapitalization, merger, acquisition or spin-off that could cause dilution to current stockholders.

BUSINESS STRATEGY

GENERAL

Our general business strategy is to continue to pursue the consolidation of the fragmented industry that provides outsourced services to general contractors, facility managers/owners, architects and engineers. We plan to accomplish our strategy, in part, by expansion of CCS Worldwide’s existing hazardous material abatement and environment remediation services operations into up to 20 additional major markets within the next 18 months. We also intend to expand CCS Worldwide’s operations to include disaster remediation and restoration services within our current and planned future markets.

We are in the process of negotiating to enter into a marketing relationship within the Alcatel/Lucent Business Partner Program (“ABPP”). This would allow us to become a reseller of certain Alcatel/Lucent equipment and to offer electrical/data communication system integration products and services to our customers in furtherance of our general business strategy. In 2012 the Company became a Channel Partner and Reseller within the ABPP and we expect to finalize marketing agreements and generate revenue from this relationship by the end of 2013, although no assurance can be given that any marketing arrangement will be finalized or that any revenues will be generated from this planned relationship.

Alcatel/Lucent’s main objective with its ABPP is to ensure that a high quality solution and a complete portfolio of services is offered by certified Alcatel/Lucent Business Partners’ experts and professionals to the customer/end user. Alcatel/Lucent has set up a range of technical and service requirements and a review process that the Business Partners must complete in order to obtain the necessary accreditation and be able to deliver expert services for maximum customer satisfaction. The ABPP also provides a full range of programs and information database on the Alcatel/Lucent solutions and products accessible via web in order to facilitate CCS to effectively implement and deliver the best solutions and services. Alcatel/Lucent facilitates the relationship with CCS which gives us the access to the information and programs we need to fulfill our customer needs.  This also allows us to effectively pursue other acquisitions to grow our integrator program

We plan further execution of our general strategy by entering into the pre-construction services, site selection and preparation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services market segments through seeking out and entering into strategic acquisitions of companies that are currently engaged in those business segments. We believe that by introducing 21st century systems, quality control management, and back office synergies to any acquired companies, the Company could expect to realize substantial growth in top line revenue from any acquisitions and organic opportunities. The Company also expects improvements in operating margins as well as increases in earnings per share. We expect the combination of these plans to result in future increased value for shareholders of the Company.

PLANNED TIMING

Our shorter term goals, through 2013, include raising additional capital in order to increase revenue in our current hazardous material abatement and environment remediation business by entering additional markets; to generate revenue by entering into the disaster remediation and restoration line of business; and to generate revenue through our planned entry into the electrical/data communication system integration line of business. We plan to open offices in the New York/ New Jersey and California markets during 2013.

We expect our plans to enter into strategic acquisitions of companies that are currently engaged in the pre-construction services, site selection and preparation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services market segments to take longer and to require additional capital. We plan to actively seek out and pursue those opportunities but are not able to predict the timing or outcome of those plans at this time.

GOVERNMENT REGULATIONS

The packaging, collection, transportation, treatment and disposal of hazardous materials are subject to extensive regulations by the United States Government and also by individual state governments.

The Company is required to maintain licensing for handling of a variety of hazardous materials including but not limited to asbestos, lead and mold and is subject to various federal, state and local environmental laws and regulations relating to the discharge of materials in the air, water and ground, storage, handling, transportation and disposal of hazardous material. The Company holds various licenses for removal and proper disposal of materials containing asbestos, lead, mold, and certain other regulated materials and general contractors licenses in 40 states. The Company is not active in all states within which it is currently licensed. Licenses not in current use may be on hold or inactive status as of the date of this Annual Report on Form 10-K. The status of current and active licenses is believed to be adequate to execute our current strategy for the next 24 months. The Company’s cost to maintain these licenses is approximately $30,000 annually. A violation of applicable laws and regulations or permit conditions can result in substantial fines and penalties, civil lawsuits, criminal sanctions, and permits revocations.

In addition, new laws, new regulatory interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls. Present and future environmental laws and regulations (and regulatory interpretations thereof) applicable to more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on the result of our planned operations and financial position.

We believe that the Company is presently in substantial compliance with the applicable requirements of federal and state laws, the regulations thereunder, and the licenses which we have obtained pursuant thereto. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, generally ranging from three to ten years. The issuing state agency may review or modify a license at any time during its term. We anticipate that once a license is issued to the Company that the license will be renewed at the end of its term if the Company’s operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that we will be able to comply with such requirements.

Summary of United States Hazardous Waste Regulation

Federal Regulations.    The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund Act," the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act ("TSCA").

RCRA.    RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the United States Environmental Protection Agency (the “EPA”) has established a comprehensive "cradle-to-grave" system for the management of a wide range of materials identified as hazardous or solid waste. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA's program.

Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency unless a specific exemption exists, and must comply with certain operating requirements (the Part B permitting process). RCRA also requires that Part B permits contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility.

The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict and, in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment.

The Clean Air Act.    The Clean Air Act was passed by Congress to control the emissions of pollutants into the air and requires permits to be obtained for certain sources of toxic air pollutants such as vinyl chloride, or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations, which (i) control emissions of 189 hazardous air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement.

In 2009, the EPA enacted regulations under its Clean Air Act authority requiring the mandatory reporting from all sources that emit 25,000 tons per year of greenhouse gases.

The Clean Water Act.    This legislation prohibits discharges into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The EPA has promulgated "pretreatment" regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works.

TSCA.    We operate collection, treatment and field services (remediation) activities throughout North America that are regulated under provisions of TSCA. TSCA established a national program for the management of substances classified as polychlorinated biphenyls ("PCBs"), which include waste PCBs as well as RCRA wastes contaminated with PCBs. The rules set minimum design and operating requirements for storage, treatment and disposal of PCB wastes. Since their initial publication, the rules have been modified to enhance the management standards for TSCA-regulated operations including the decommissioning of PCB transformers and articles, detoxification of transformer oils, incineration of PCB liquids and solids, landfill disposal of PCB solids, and remediation of PCB contamination at customer sites.

Other Federal Laws.    In addition to regulations specifically directed at the transportation, storage, and disposal facilities, there are a number of regulations that may "pass-through" to the facilities based on the acceptance of regulated waste from affected client facilities. Each facility that accepts affected waste must comply with the regulations for that waste, facility or industry. Examples of this type of regulation are National Emission Standards for Benzene Waste Operations and National Emissions Standards for Pharmaceuticals Production.

In our transportation operations, we are regulated by the U.S. Department of Transportation, the Federal Railroad Administration, the Federal Aviation Administration and the U.S. Coast Guard, as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass. Health and safety standards under the Occupational Safety and Health Act ("OSHA") are applicable to all of our operations.

State and Local Regulations. Pursuant to the EPA's authorization of their RCRA equivalent programs, a number of U.S. states have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of facilities are regulated by the relevant state agencies in addition to federal EPA regulation. Some states classify as hazardous some wastes that are not regulated under RCRA. For example, Massachusetts considers used oil as "hazardous wastes" while RCRA does not. Accordingly, we must comply with state requirements for handling state regulated wastes, and, when necessary, obtain state licenses for treating, storing, and disposing of such wastes at our facilities.

RESEARCH AND DEVELOPMENT

The company has not invested in research and development during the period covered in this annual report.

COST AND EFFECT OF COMPLIANCE WITH ENVIRONMENTAL LAWS

See “GOVERNMENT REGULATIONS” section contained in this annual report.

EMPLOYEES

At October 5, 2012, the Company employed less than five full time employees. The Company provides the majority of its services on both union and non-union jobs through the services of employees hired through local union halls and labor service organizations. Throughout the year the number of employees varies based upon current workflow ranging from approximately less than five and up to 80 employees per week. The company is party to a collective bargaining agreement with the Massachusetts Laborers Benefit Fund and Massachusetts Laborers International Union of North America.

STRATEGIC PARTNERS

The Company, through its wholly owned subsidiary CCS Worldwide, became a Channel Partner with Alcatel Lucent in March of 2012. This license allows the Company to resell Alcatel products to its clients as well as service Alcatel customers that are part of the Channel Partner program. Alcatel is one of the largest telecommunication companies in the world and through its wholly owned subsidiary Bell Labs holds numerous telecommunication and data patents. The Company will also have access to services for engineering and solution support.

COMPETITION

The disaster restoration and cleaning services industry is highly competitive and we face intense competition from both national and local service providers. The majority of contracts awarded to CCS Worldwide are on a bid format. National competitors are much larger and are generally better financed while the smaller, local providers are often able to provide similar services on a cheaper but much smaller scale. The national competitors have greater financial and other resources, have longer operating histories, larger work forces and customer bases. Smaller competitors will have a local presence and lower mobilization cost. The Company differentiates itself by providing a more varied array of services at higher levels of quality allowing the Company to sell services in addition to those provided in the contract awarded. The management team of CCS Worldwide has been in this industry for over 20 years and has been able to retain most of the client base over this 20 year period through reliability of services provided.

SOURCE AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

There are a variety of regional construction material suppliers that supply the materials that the Company uses in the performance of its contract services. Several of our subcontractors require special licensing for the disposal of hazardous waste. CCS Worldwide has engaged various local waste disposal businesses which provide the disposal services for the Company. Labor is the predominant cost of the services provided under the contracts awarded to CCS Worldwide. The Company obtains most of its labor force from local unions and from non-union labor services in the local areas in which the projects are located.

DEPENDENCE ON ONE OR A FEW MAJOR SUPPLIERS

The Company is not dependent on one or a few major suppliers.

PATENTS, TRADEMARKS, LICENSES, FRANCHISEES, CONCESSIONS, ROYALTY AGREEMENTS, AND LABOR CONTRACTS

We do not hold any patents, trademarks, franchises, concessions or royalty agreements. The Company holds various licenses for removal and proper disposal of materials containing asbestos, lead, mold, and certain other regulated materials and general contractors licenses in 40 states. The Company is not active in all states within which it is currently licensed and licenses not in current use may be on hold or inactive status as of the date of this Annual Report on Form 10-K. The status of current and active licenses is believed to be adequate to execute our current strategy for the next 24 months. The Company is party to a collective bargaining agreement with the Massachusetts Laborers Benefit Fund and Massachusetts Laborers International Union of North America.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that we currently deem immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Before making any investment decision, you should also review and consider the other information set forth in this Annual Report on Form 10-K and the exhibits thereto and other filings with the SEC.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Although our management team has been engaged in the field of environmental remediation for an extended period of time, CCS did not begin operations of its current business strategy until January 1, 2005. We have a limited operating history in our current line of business, which makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, it is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have not been consistent, and we may not be able to achieve profitability.

We incurred net losses that have resulted in an accumulated deficit of approximately $6.2 million as of December 31, 2011. Our management believes that our current business plan will be successful and that we will be able to limit our losses; however, our business plan is speculative and unproven.  There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  If we incur significant operating losses, our stock price may decline, perhaps significantly.

There is substantial doubt about our ability to continue as a going concern as a result of our cash flow challenges, sustained net losses, the lack of a sufficient number of full scale remediation projects with adequate profit margins and the fact that a relatively small number of customers comprise a significant portion of our revenues. If we are unable to generate significant revenue or alternative financing, we may be required to cease or curtail our operations.

In his report, dated November 16, 2012, prepared in conjunction with our consolidated financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we have incurred net losses, and have an accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

We have an accumulated deficit of approximately $6.2 million at December 31, 2011 and a working capital deficit of approximately $4.4 million at December 31, 2011. A note payable with a principal balance of approximately $355,000 at December 31, 2011 was in violation of certain debt covenants at December 31 and is currently in default on its third quarter 2012 due dates. Accordingly it has been classified as a current liability at December 31, 2011, although notice and demand for payment has not been made.

The most pressing factors that impact our ability to continue as a going concern are our lack of working capital and our need to raise approximately $1.6 million of additional capital to payoff arrearages of approximately $900,000 of payroll taxes and $700,000 of labor union costs as of October 5, 2012; and the need to complete the winding down of our approximately $1.7 million accounts receivable factoring liability as of October 5, 2012 and to establish a new accounts receivable financing arrangement.

The Company is pursuing options for replacement financing and amendment or extension of its outstanding notes and there is no guarantee that the Company will be successful in meeting the repayment obligations of the notes when they come due. As is typical with early stage growth companies, the Company’s recurring net losses have been largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.

The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue and profit or obtain alternative financing we may be required to cease or curtail our operations.

We are dependent upon four customers and if we are to lose any one of our customers we may be forced to cease operations.

We have four customers that accounted for 67% of our revenues for the year ended December 31, 2011.   If we are unable to develop additional customers or lose one of our existing customers our operations may be severely impacted and we may be forced to cease operations.

While we believe that we currently have adequate internal control over financial reporting, we must maintain such internal control.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the operating effectiveness of our internal controls over financial reporting. We must maintain an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements, which requires us to incur expenses and to devote resources to Section 404 compliance on an ongoing basis.

It is difficult for us to predict if changes in circumstances or the nature of our business and operations will require us to spend additional time and resources to maintain the effectiveness of our internal control over financial reporting and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment process on a timely basis. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

We are dependent on the environmental remediation industry, which has experienced volatility in remediation spending.

We derive the majority of our revenues from sales of services to the environmental remediation industry. Purchases of our services may be deferred as a result of many factors including mergers and acquisitions, regulatory decisions, weather conditions, rising interest rates, clean-up specific financial situations and general economic downturns. In the future, we may experience variability in operating results, on both an annual and a quarterly basis, as a result of these factors.

Environmental remediation industry sales cycles can be lengthy and unpredictable, which can cause delays in purchasing and variability to our financial projections and could adversely affect our results of operations.

Sales cycles with customers in the environmental remediation industry are generally long and unpredictable due to a variety of factors including regulatory processes, customers’ budgeting, purchasing and political influences. Accordingly, realization of revenues from projects can take longer than expected. Our remediation customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a company. Delays in completing these processes can cause delays in purchasing and variability to our financial projections and could adversely affect results of operations.

We face competitive pressures from a variety of companies in the markets we serve which may have an adverse effect on our operating results.

We are a small company in a highly competitive market. Some of our present and potential competitors have, or may have, substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience than we have. Some competitors may enter markets we serve and sell services at low prices in order to obtain market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also provide services that are equal or superior to our services, which could reduce our market share, reduce our overall sales, severely impair our ability to secure business and require us to invest additional funds in new technology development. We have not yet secured a sufficient number of sufficiently profitable implementation projects to allow us to achieve profitability. Securing a sufficient number of full-scale remediation projects at acceptable profit margins is critical to ensure our long-term viability.  We may face competition from other environmental remediation firms with alternative technologies that will be less costly to the client and result in our inability to secure projects or result in our inability to secure such projects at acceptable profit margins. If we cannot compete successfully against current or future competitors, this will have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our financial forecasts may not be achieved as a result of the unpredictability of customer buying patterns, which could make our stock price more volatile.

Revenue in any year or quarter is dependent, in significant part, on contracts entered into, booked and completed in that period. Forecasts may not be achieved, either because expected sales are delayed or do not occur or because they occur at lower prices or on terms that are less favorable to us.

In addition, fluctuations may be caused by a number of other factors, including:

•	the timing and volume of customer contracts, projects and customer cancellations;
•	a change in our revenue mix of services and a resulting change in the gross margins;
•	the timing and amount of our expenses;
•	the introduction of competitive services by existing or new competitors;
•	reduced demand for any given service or product; and
•	the market’s transition to new technologies.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices, at later times, or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decrease and may result in shareholder lawsuits.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our sales and marketing operations, and our field operations. This expansion will place a significant strain on our management team and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively hire, train, motivate, and manage our employees. Our failure to properly manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

If we are not able to implement our strategies in achieving our business objectives, our business operations and financial performance may be adversely affected.

Our business plan is based on circumstances currently prevailing and the assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

If we need additional capital to fund our growth, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including the following:

•	our profitability;
•	the release of competitive services by our competition;
•	the level of our investment in research and development; and
•	the amount of our capital expenditures, including acquisitions.

We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we cannot obtain additional funding, we may be required to:

•	limit our investments in research and development;
•	limit our marketing efforts; and
•	decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We are subject to regulatory compliance and we may incur substantial expenses in complying with these regulations

We are subject to various governmental regulations including those related to occupational safety and health, labor and wage practices and regulations regarding the performance of certain engineering services. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations.

Our operating results may be adversely affected by the uncertain geopolitical environment and unfavorable factors affecting economic and market conditions.

Adverse factors affecting economic conditions worldwide have contributed to a general inconsistency in environmental remediation spending and may continue to adversely impact our business, resulting in:

•	Reduced demand for our services as a result of a decrease in spending by our customers and potential customers;
•	Increased price competition for our services; and
•	Higher overhead costs as a percentage of revenues.

Terrorist and military actions may continue to put pressure on economic conditions. If such an attack should occur or if the economic and market conditions in the United States deteriorate as a result of a terrorist attack, we may experience a material adverse impact on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

Stockholders may experience significant dilutions if future equity offerings are used to fund operations or acquire complimentary businesses.

If future operations or acquisitions are financed through the issuance of equity securities, stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have established an incentive stock award plan for management and employees. We have granted options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

Our executive officers, board of directors and key employees are crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our success depends upon a number of key management, sales, technical and other critical personnel, including our Chief Executive Officer, Chief Financial Officer, the members of our Board of Directors and other key employees. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including the timeliness of new product introductions, success of product development and sales efforts, quality of customer service, and successful completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the technology industries is intense, and we may be unable to attract, integrate and retain such personnel successfully.

Our bylaws provide that we may indemnify our officers and directors which may result in significant expenditures for our Company, which may further exacerbate our losses.

Our bylaws contain provisions that indemnify our directors, officers, employees, and agents to the fullest extent permitted by Delaware law in connection with their services to the Company. We would also be required to bear the defense costs of any indemnified litigation actions for any of our directors, officers, employees, or agents. This indemnification policy could result in substantial expenditures which we may be unable to recover. The Company did not have in effect any type of Directors and Officers Liability ("D&O") insurance for the periods covered in this Annual Report on Form 10-K and continues to remain uncovered by such insurance.

Our businesses are subject to operational and safety risks.

Provision of both environmental services and energy and industrial services to our customers involves risks such as equipment defects, malfunctions and failures including failure of our information technology systems, and natural disasters, which could potentially result in releases of hazardous materials, injury or death of our employees, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Our employees often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers.

While we seek to minimize our exposure to such risks through comprehensive training programs, vehicle and equipment maintenance programs, monitoring and maintenance of back-up and protective processes for our information technology systems, and insurance, such programs and insurance may not be adequate to cover all of our potential liabilities and such insurance may not in the future be available at commercially reasonable rates. If we were to incur substantial liabilities in excess of policy limits or at a time when we were not able to obtain adequate liability insurance on commercially reasonable terms, our business, results of operations and financial condition could be adversely affected to a material extent. Furthermore, should our safety record deteriorate, we could be subject to a potential reduction of revenues from our major customers.

Our businesses are subject to numerous statutory and regulatory requirements, which may increase in the future.

Our businesses are subject to numerous statutory and regulatory requirements, and our ability to continue to hold licenses and permits required for our businesses is subject to maintaining satisfactory compliance with such requirements. These requirements may increase in the future as a result of statutory and regulatory changes. Although we are very committed to compliance and safety, we may not, either now or in the future, be in full compliance at all times with such statutory and regulatory requirements. Consequently, we could be required to incur significant costs to maintain or improve our compliance with such requirements.

If we are unable to successfully integrate the businesses and operations of our recent and any future acquisitions and realize synergies in the expected time frame, our future results would be adversely affected.

We have in the past significantly increased the size of our Company and the types of services we offer to our customers through an acquisition. Since December 31, 2010, we acquired CCS Worldwide in November 2011. We anticipate that we will make additional acquisitions in the future.

Much of the potential benefit of completed and potential future acquisitions will depend on our integration of the businesses and operations of the acquired companies into our business and operations through implementation of appropriate management and financial reporting systems and controls. We may experience difficulties in such integration, and the integration process may be costly and time-consuming. Such integration will require the focused attention of management, including a significant commitment of their time and resources. The need for management to focus on integration matters could have a material impact on the revenues and operating results of the combined company. The success of the acquisitions will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the businesses of Urban Ag and the acquired businesses through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the businesses of Urban Ag. Corp. and the acquired companies must be successfully combined.

If the combined company is not able to achieve these objectives, the anticipated benefits to us of the acquisitions may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration processes could result in the loss of key employees, as well as the disruption of each company's ongoing businesses, failure to implement the business plan for the combined company, unanticipated issues in integrating operating, logistics, information, communications and other systems, unanticipated changes in applicable laws and regulations, operating risks inherent in our business or inconsistencies in standards, controls, procedures and policies or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with our and the acquired companies' customers and employees or to achieve the anticipated benefits of the acquisitions.

Our acquisitions may expose us to unknown liabilities.

Because we have acquired, and expect to acquire, all the outstanding common shares of most of our acquired companies, our investment in those companies is or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected. We may learn additional information about the acquired companies that adversely affects us, such as unknown liabilities or other issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws.

We assumed significant environmental liabilities as part of past acquisitions and may assume additional such liabilities as part of our acquisition of CCS. Our financial condition, results of operations and cash flows would be adversely affected if we were required to pay such liabilities more rapidly or in greater amounts than we now estimate or may estimate in connection with future acquisitions.

We have accrued environmental liabilities valued as of December 31, 2011, in the approximate amount of $10,000, substantially all of which we assumed in connection with our acquisition of CCS Worldwide in November 2011. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.

We may also assume additional environmental liabilities as part of further acquisitions. Although we will endeavor to accurately estimate and limit environmental liabilities presented by the businesses or facilities to be acquired, some liabilities, including ones that may exist only because of the past operations of an acquired business or facility, may prove to be more difficult or costly to address than we then estimate. It is also possible that government officials responsible for enforcing environmental laws may believe an environmental liability is more significant than we then estimate, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it.

The environmental services industry in which we participate is subject to significant economic and business risks.

The future operating results of our environmental services business may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of intense price competition, maintain or increase market share in an industry which has experienced significant downsizing and consolidation, realize benefits from cost reduction programs, generate incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers, obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities, minimize downtime and disruptions of operations, and develop our field services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services

A significant portion of our environmental services business depends upon the demand for large remedial projects and regulatory developments over which we have no control.

Our operations are significantly affected by the commencement and completion of cleanup of major spills and other events, customers' decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, secular changes in the waste processing industry towards waste minimization and propensity for delays in the demand for remedial services, and changes in the myriad of governmental regulations governing our diverse operations. We do not control such factors and, as a result, our revenue and income can vary significantly from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years.

The extensive environmental regulations to which we are subject may increase our costs and potential liabilities and limit our ability to expand our facilities.

Our operations and those of others in the environmental services industry are subject to extensive federal, state, provincial and local environmental requirements in both the United States and Canada, including those relating to emissions to air, discharged wastewater, storage, treatment, transport and disposal of regulated materials and cleanup of soil and groundwater contamination. For example, any failure to comply with governmental regulations governing the transport of hazardous materials could negatively impact our ability to collect, process and ultimately dispose of hazardous wastes generated by our customers. While increasing environmental regulation often presents new business opportunities for us, it often also results in increased operating and compliance costs. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, we and other companies in the environmental services industry are routinely faced with governmental enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites. Certain of these laws impose strict and, under certain circumstances, joint and several liability on current and former owners and operators of facilities that release regulated materials or that generate those materials and arrange for their disposal or treatment at contaminated sites. Such liabilities can relate to required cleanup of releases of unanticipated regulated materials and related natural resource damages.

Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. In the past our operations have resulted in releases of regulated materials at and from certain of our facilities, or the disposal of regulated materials at third party sites, which may require investigation and remediation, and potentially result in claims of personal injury, property damage and damages to natural resources. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities might trigger compliance requirements that are not applicable to operating facilities. We are currently conducting remedial activities at certain of our facilities and paying a portion of the remediation costs at certain sites owned by third parties. While, based on available information, we believe these remedial activities will not result in a material effect upon our operations or financial condition, these activities or the discovery of previously unknown conditions could result in material costs.

In addition to the costs of complying with environmental laws and regulations, we may incur costs defending against environmental litigation brought by governmental agencies and private parties. We may in the future be a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, which may result in our payment of significant amounts of liabilities.

Environmental and land use laws also impact our ability to expand our facilities. In addition, we are required to obtain governmental permits to operate our facilities, including all of our landfills. Even if we comply with all applicable environmental laws, we may not be able to obtain the requisite permits from applicable governmental authorities, and, even if we can, any permit (and any existing permits we currently hold) may not be extended or modified as needed to fit out business needs.

We have insufficient cash flow to fund our operations and to meet our debt obligations which raises substantial doubt about our ability to continue as a going concern.

Our cash and cash equivalents totaled less than $1,000 at October 5, 2012. We will need to raise additional funds through collections from future revenues, financings, refinancings or otherwise in order to satisfy our working capital deficit. In addition we must raise additional funds to either repay or to renegotiate the terms of various obligations due to the Magliochetti Family Trust in the amount of $938,000 plus accrued and unpaid interest and approximately $600,000 to repay other debt and liabilites that are either matured or are maturing within twelve months of this annual report. We have incurred net losses in the past, and we may not be able to repay our existing debt obligations if we are unable to refinance or otherwise repay these obligations.

Our recurring operating losses, liquidity issues, and indebtedness raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, our ability to generate sufficient cash from operations and financing sources to meet obligations. There can be no assurance that we will be able to generate positive cash flows from operations. Further, there can be no assurance that we will be able to obtain additional financing or that, even if we do obtain additional financing, it will be on terms that allow us to meet our current obligations.

Concern about our ability to meet our debt obligations could also negatively affect our ability to attract and retain customers. Our ability to meet our future debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

There is virtually no public market for the Common Stock which is thinly traded

There is virtually no public market for the Common Stock Accordingly, an investor may be unable to liquidate an investment for an indefinite period of time.

Our current relationship with our accounts receivable factor has been terminated and replacement financing has yet to be obtained.

Our current relationship with Midland American Capital (“Midland”) was terminated in July 2012 and the Company is working with Midland to liquidate Midland’s collateral position on our account receivable. There is no guarantee a replacement for Midland will be found and therefore the Company may have to rely on internal generated cash flows for ongoing operations.

Current Economic Conditions May Impact Our Commercial Success and Ability to Obtain Financing.

The current economic conditions could have a serious impact on the ability of the Company to sustain its viability.  Due to the decrease in overall spending, there is a possibility that spending levels may decrease for the foreseeable future, resulting in less economic activity for the Company.  Since we are a very small operation, we may not be able to create sufficient sales to sustain ourselves.  In addition, due to the severe difficulty in obtaining credit in the current economic crisis, we may have trouble seeking out and locating additional funds.

We may not get recurrent orders from our current client base. Hence, sales could dramatically drop.

If we fail to develop new or expand existing customer relationships, our ability to grow our business will be impaired. Our growth depends to a significant degree upon our ability to develop new customer relationships and to expand existing relationships with current customers.  We cannot guarantee that new customers will be found; that any such new relationships will be successful when they are in place, or that business with current customers will increase.  Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

We have extreme dependence on union related jobs. Our ability to pay union benefits is hindered due to prolonged periods to collect our accounts receivable. Not paying union benefits timely may cause our business to stop and result in liquidation.

Many of our competitors are much larger companies than us and very well capitalized.  They could choose to use their greater resources to finance their continued participation and penetration of this market, which may impede our ability to generate sufficient revenue to cover our costs.  Their better financial resources could allow them to significantly out spend us on research and development, as well as marketing and production.  We might not be able to maintain our ability to compete in this circumstance.

As a development stage company, an investment in our company is considered a high-risk investment whereby you could lose your entire investment.

We have recently commenced operations and, therefore, we are considered a “start-up” or “development stage” company.  We have limited experience in this industry.  We may incur significant expenses in order to implement our business plan.  As an investor, you should be aware of the difficulties, delays, and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses.  We cannot assure you that our proposed business plan will materialize or prove successful, or that we will ever be able to operate profitably.  If we cannot operate profitably, you could lose your entire investment.

We have a history of very limited income, recent losses and employment tax deficits that may continue and cause investors to lose their entire investment. We may incur losses in the future and, as a result, the value of our shares and our ability to raise additional capital may be negatively affected.

There is no assurance that our operations will initiate a successful profitable enterprise.  Due to our limited operating history as well as the very recent emergence of the market addressed by us, we have neither internal nor industry-based historical financial data for any significant period of time upon which to base planned operating revenues and expenses.  We expect to incur losses during the next 12 months of operations if not longer.  We are also likely to experience significant fluctuations in quarterly operating results caused by many factors, including the rate of growth, changes in the demand for our services, introductions or enhancements of products and services by us and our competitors, delays in the introduction or enhancement of products and services by us or our competitors, customer order deferrals in anticipation of new products, changes in our pricing policies or those of our competitors and suppliers, our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies, our ability to attract, retain and motivate qualified personnel, changes in the mix of services sold, and changes in general economic conditions. We are attempting to expand our channels of supply and distribution.  There also may be other factors that significantly affect our quarterly results that are difficult to predict given our limited operating history, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter.  As a retail business, we expect to operate with little or no backlog.  As a result, quarterly sales and operating results depend generally on the volume and timing of orders and the ability of the Company to fulfill orders received within the quarter, all of which are difficult to forecast.  Our expense levels are based in part on our expectations as to future orders and sales, which, given our limited operating history, are also extremely difficult to predict.  Our expense levels are, to a certain extent fixed, and it will be difficult for us to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in demand for in relation to our expectations would have an immediate adverse impact on our business, results of operations and financial condition, which could be material.  Due to all of the foregoing factors, we believe that our quarterly operating results are likely to vary significantly in the future.  Therefore, in some future quarter our operating results may fall below the expectations of securities analysts and investors.  In such event, the trading price of our common stock would likely be materially adversely affected.

We plan to use anticipated revenues to develop a range of product candidates and advance our range of services, and to increase our sales and marketing activities.  Many of the expenses associated with these activities. We may be unable to adjust spending quickly enough to offset unexpected revenue shortfalls.  If so, our operational results will suffer.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability, it will be difficult for you to evaluate an investment in our stock, and you may lose your entire investment.

Our industry is highly competitive and we may not have the resources to compete effectively and be profitable, and as a result, you may lose your entire investment.

The markets for our services are intensely competitive.  We expect competition to persist, increase, and intensify in the future as the markets for our services continue to develop and as additional companies enter each of its markets.  We are aware of a few major entities as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing services that will compete with our services.

Occurrence of any job site accidents could impair our reputation, damage our brand, and materially and adversely affect our prospects.

Occurrence of any job site accidents could impair our reputation, damage our brand, and materially and adversely affect our prospects.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

Unforeseeable circumstances may occur which could compel us to seek additional funds.  Future events, including the problems, delays, expenses and other difficulties frequently encountered by smaller companies may lead to cost increases that could require increased capital.  Thus, we may have to borrow or otherwise raise additional funds to accomplish such objectives.  We may seek additional sources of capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity.  This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us.  Our inability to raise additional equity capital or borrow funds required to affect our business plan, may have a material adverse effect on our financial condition and future prospects.  Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks.  Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses.  Some types of equity financing may be highly dilutive to our stockholders' interest in our assets and earnings.  Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility.

RISKS RELATING TO OUR COMMON STOCK

You will not receive dividend income from an investment in the shares and as a result, you may never see a return on your investment.

We have never declared or paid a cash dividend on our common shares nor will we in the foreseeable future.  We currently intend to retain any future earnings, if any, to finance the operation and expansion of our business.  Accordingly, investors who anticipate the need for immediate income from their investments by way of cash dividends should refrain from purchasing any of our shares.  As we do not intend to declare dividends in the future, you may never see a return on your investment and you indeed may lose your entire investment.

Future sales of restricted shares could decrease the price a willing buyer would pay for shares of our common stock and impair our ability to raise capital.

Approximately 82% of our outstanding shares of common stock consist of restricted shares that may be sold in the future. Such sales may severely depress the price of our common stock.

A single shareholder holds Series A Preferred Stock which is convertible into Common Stock which, if converted would represent approximately 49% of the Company’s shares.

The Trustee of the Magliochetti Trust has sole voting power on 10,000,000 shares of Series A Preferred Stock

Future issuances or sales, or the potential for future issuances or sales, of shares of our common stock, may cause the trading price of our securities to decline and could impair our ability to raise capital through subsequent equity offerings.

During 2011, we issued a significant number of shares of our common stock, and we anticipate that we will continue to do so in the future. Future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline, and could materially impair our ability to raise capital through the sale of additional securities.

The ownership of our common stock is concentrated among a small number of stockholders, and if our principal stockholders, directors and officers choose to act together, they may be able to control our company’s management and operations, which may prevent us from taking actions that may be favorable to you.

Our company’s ownership is concentrated among a small number of persons, including our directors and officers and principal shareholders.  The group of directors officers and principal shareholders beneficially own greater than 50% of the outstanding votes on all matters to be voted on by shareholders. The trustee of the Magliochetti Trust alone controls preferred stock entitled to approximately 50% of shareholder votes.   Accordingly, these stockholders, acting together, have the ability to decide upon all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  In addition, they could dictate the management of our business and affairs.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of our company or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We sublet, on a month to month basis, approximately 2,000 square feet of office space at 800 Turnpike Street, North Andover, MA, MA for $1,500 per month. This space serves as our principal corporate and operations office. We believe that our existing facilities are adequate to support our existing operations and that, if needed we will be able to obtain suitable additional facilities on commercially reasonable terms, although there can be no assurance that we would be able to obtain such space on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The primary market for our Common Stock is in OTC Link - Pink, which is published by OTC Markets Group Inc., where it trades under the symbol "AQUM.PK."

The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated, as quoted in OTC Link - Pink. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. Stock prices have been adjusted to reflect the 1:87 reverse stock split effective December 2010

Quarter Ending	High	Low
September 30, 2012	$0.20	$0.03
June 30, 2012	$0.20	$0.03
March 31, 2012	$0.64	$0.03

March 31, 2011	$0.90	$0.15
June 30, 2011	$0.55	$0.16
September 30, 2011	$0.55	$0.55
December 31, 2011	$0.55	$0.02

March 31, 2010	$0.25	$0.01
June 30, 2010	$0.43	$0.16
September 30, 2010	$0.35	$0.09
December 31, 2010	$0.11	$0.01

Shareholders

As of October 5, 2012, we had approximately 180 shareholders of record of shares of our Class A Common Stock. On October 5, 2012 the last reported price of our Class A Common stock was $0.20 as quoted in OTC Link - Pink, which is published by OTC Markets Group Inc .

The holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of our Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

Common Stock

We have never declared or paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

Preferred Stock

In addition to certain other preferences, including conversion into common stock on a one to one basis, the Series A Preferred Stock carries dividends at the rate per annum of 12% of the Original Issue Price, compounded and paid monthly, plus the amount of any previously accrued dividends. As of October 5, 2012, no dividends have been paid. The 10,000,000 shares of Series A Preferred held by the Magliochetti Trust had accrued and unpaid dividends of approximately $5,100 at October 5, 2012. Shares of preferred stock have two times the number of votes held by the common stock into which the preferred shares can be converted.

Changes in Securities and Use of Proceeds

Preferred Stock

On January 12, 2012, the Company entered into a Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with Peter S. Johnson, Esq. as Trustee of the Magliochetti Family 2009 Trust DTD 1/12/09 (the “Magliochetti Trust”) whereby the Company and the Magliochetti Trust agreed to the following: (i) the Magliochetti Trust agreed to lend to the Company $950,000 in cash, and (ii) for the Company to issue 10,000,000 shares of Series A Convertible Preferred Stock pursuant to a Certificate of Designation in form and substance acceptable to the Magliochetti Trust and to take all steps necessary and desirable to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock such that a sufficient number of such shares of common stock shall be reserved for issuance upon conversion of the Series A Preferred Stock. A copy of the Secured Promissory Note and Convertible Preferred Stock Purchase Agreement is included as Exhibit 4.1 to this Annual Report on Form 10-K.

Effective January 12, 2012, the Board of Directors and a majority of the Company’s shareholders increased the Company's authority to issue all classes stock to 200,000,000 shares of Common Stock, $.0001 par value (“Common Stock”) and 50,000,000 shares of Preferred Stock, $.0001 par value (“Preferred Stock”). In addition, 10,000,000 shares of the authorized and un-issued Preferred Stock of the Company were designated as “Series A Preferred Stock” (“Series A Preferred”). The Third Amended and Restated Certificate of Incorporation of Urban AG. Corp was filed with the State of Delaware Secretary of State Division of Corporations on April 30, 2012 to effectuate the increases in Common Stock and Preferred Stock. A copy of the Third Amended and Restated Certificate of Incorporation is included as Exhibit 3.4 to this Annual Report on Form 10-K.

Common Stock

Stock Issuances

As of December 31, 2011, we had a total of 11,477,184 shares of Common Stock issued and outstanding and the common stock issuances referred to below. The number of shares outstanding reflect the 1:87 reverse stock split effected December 20, 2010.

During the year ended 2011 and 2010 we issued the following shares of our common stock:

Issued in Acquisition

On November 7, 2011 Urban Ag. Corp. (the “Registrant,” “Urban Ag,” or the “Company”) entered into a Stock Purchase Agreement (the "Agreement"), with CCS Environmental World Wide, Inc., a Delaware corporation (“CCS World Wide,” “CCS,” or the “Seller”) and the shareholders of CCS (“Shareholders”). Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, the Company issued to the 11 CCS Shareholders an aggregate of 7,900,000 shares of the Company's common stock, $.0001 par value, and five million warrants 5,000,000 to purchase one share of common stock of the Company per Warrant. The warrants are exercisable for a period of five years at a price of $3.00 per share. The Warrants become exercisable once CCS achieves $50,000,000 in revenue in a single fiscal year. The shares, issued to 11 eleven individual shareholders of CCS, represented 78.8% of the outstanding common stock of the Company after the closing. The shares, which are restricted as to transferability, were valued at $395,000 or $0.05 per share, which represented the fair value at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipients represented to the Company that the shares were being acquired for investment purposes.

Pursuant to the Agreement, CCS became the Company's wholly-owned subsidiary. This transaction was recorded as a reverse merger. The results of operations from CCS Worldwide are included in the financial statements for all periods included in this annual report.

On August 16, 2010, pursuant to the acquisition of Urban Agricultural Corporation’s (UAC) stock, the Company issued 689,655 shares of its common stock to UAC’s 11 individual shareholders. The shares, which are restricted as to transferability, were valued at the historical costs of the assets acquired at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipients represented to the Company that the shares were being acquired for investment purposes.

On March 22, 2010, pursuant to an Asset Purchase Agreement, the Company issued 172,414 shares of its common stock to ThermaFreeze Products Corporation. The shares, which are restricted as to transferability, were valued at $750,000 or $4.34 per share, which represented the fair value at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipients represented to the Company that the shares were being acquired for investment purposes.

Issued for Services

On November 16, 2011, the Company issued 100,000 shares each (a total of 200,000 shares) to two individuals for consulting and business development services.  The issued shares, which are restricted as to transferability, were valued at $0.05 per share, which represented the fair value of the Company's common stock at the time of issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

On November 2, 2011 Billy V. Ray Jr. was issued 1,250,000 shares of the Company's common stock in connection with his appointment as Chief Executive Officer and Director. There was and is no arrangement or understanding between Mr. Ray and any other person which led to his selection as an officer. At that time Mr. Ray entered into a written employment agreement with the Company. The agreement provides for Mr. Ray to serve as Chief Executive Officer of the Company for an initial term of three years at an annual salary of $200,000 per year and also provides for a possible bonus of up to 50% of his salary. This agreement is not in writing.

The issued shares, which are restricted as to transferability, were valued at $0.05 per share, which represented the fair value of the Company's common stock at the time of issuance. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipient represented to the Company that the securities were being acquired for investment purposes.

In connection with his employment agreement Mr. Ray was granted 84,000 stock options which vest on the first anniversary of the employment agreement. According to the agreement the Company may terminate it by giving notice to Mr. Ray not less than one (1) year prior to the termination date. The agreement is automatically extended for additional one-year periods unless terminated by notice given 90 days prior to its expiration. A copy of the Agreement is filed with this Annual Report on Form 10-K as Exhibit 10.18.

On March 9, 2011 the Company issued 62,500 shares to its former Chief Executive Officer and Chairman of the Board of Directors in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation. The shares, which are restricted as to transferability, were valued at the historical costs of the unpaid and accrued compensation at the date of issuance.

On March 9, 2011 the Company issued 62,500 shares to its former President and Chief Operating Officer and a member of the Board of Directors, in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation. The shares, which are restricted as to transferability, were valued at the historical costs of the unpaid and accrued compensation at the date of issuance.

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

In August 2010, the Company issued 1,988 shares to various individuals for services.  The issued shares, which are restricted as to transferability, were valued at $9.56 per share, which represented the fair value of the Company's common stock at the time of issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

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

As of October 5, 2012, we had a total of 20,308,164 shares of Common Stock issued and outstanding.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read together with our financial statements and related notes included elsewhere in this annual report. This annual report, including the MD&A, contains trend analysis and other forward-looking statements.

These forward-looking statements are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the marketing, commercialization and sale of our services and planned future products and product candidates; address certain markets; and evaluate additional product candidates for subsequent sales. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of an ongoing contractual dispute in connection with our accounts receivable factoring arrangement, levels of business activity, performance, or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Any statements in this annual report that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

The most pressing factors that could cause actual results to differ materially and adversely are our lack of working capital and our need to raise approximately $1.6 million of additional capital to payoff arrearages of approximately $900,000 of payroll taxes and $700,000 of labor union costs as of October 5, 2012; and the need to complete the winding down of our approximately $1.7 million accounts receivable factoring liability as of October 5, 2012 and to establish a new accounts receivable financing arrangement.

Other factors that could cause actual results to differ materially include without limitation:

•	our limited ability to repay our debt and our payroll tax and union costs arrearages and the potential adverse consequences thereof;
•	the outcome of our ongoing dispute with our accounts receivable factor and the outcome of any future legal proceedings that may arise out of that dispute;
•	our ability to continue to finance our business;
•	an inability to arrange debt or equity financing;
•	the outcome of potential disputes that could arise with labor unions;
•	the impact of new technologies on our services and our competition;
•	adverse changes in laws or rules or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive services and pricing;
•	continued availability of adequately skilled labor at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	the presence of competitors with greater financial resources;
•	our ability to maintain our current pricing model and/or decrease our cost of sales;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002

BUSINESS OVERVIEW

We are a company focused on a long-term strategy of pursuing the consolidation of the fragmented industry that provides outsourced services to General Contractors, Facility Managers/Owners, Architects and Engineers. This industry is focused on providing construction path services including pre-construction services, site selection and preparation, hazardous material abatement and environment remediation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services.

In pursuit of this strategy, in November of 2011 the Company purchased 100% of the stock of CCS Environmental Worldwide, Inc. (“CCS Worldwide”) in exchange for 7.9 million shares of Class A Common Stock of the Company, representing 78.8% of the common stock of the Company after closing, and was recorded as a reverse merger. The results of operations from CCS Worldwide are included in the financial statements for all periods included in this annual report.

CCS Worldwide is a hazardous material abatement and environmental remediation company based in Brockton, Massachusetts. Urban Ag., based in Danvers, Massachusetts, currently acts as a holding company that has as its one operating subsidiary CCS Worldwide. CCS Worldwide generates revenue within a single operating segment which provides hazardous material abatement and environment remediation services through its four wholly owned subsidiaries - Commonwealth Contracting Services LLC; CCS Special Projects LLC; CCS Environmental, Inc.; and CCS Environmental Services, Inc., all based in Brockton, Massachusetts. For the periods covered in this annual report, our revenues consist of sales in the single operating segment providing services for hazardous material abatement and environmental remediation.

CCS Worldwide has operated its current business strategy since 2005 generating annual revenues of between $2 million and $12 million, providing services including removal of interior finishes, surfaces and fixtures as well as the removal and proper disposition of certain asbestos-containing and lead-painted building materials and certain other regulated materials. CCS Worldwide is awarded contracts from its customers generally through a bidding process whereby contracts are typically awarded on a qualified low bidder basis. Its revenue is comprised of both union and non-union contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Going Concern Assumption - The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the financial statements were prepared on a liquidation basis, the carrying value of our assets and liabilities would be adjusted to net realizable amounts. In addition, the classification of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting.

The Company has experienced substantial losses and has a working capital deficiency of approximately $4.4 million at December 31, 2011. We will not be able to liquidate our liabilities without obtaining additional financing, which raises substantial doubt about our ability to continue as a going concern.  Our plans include raising additional capital either from the sale of common stock, preferred stock or debt securities. There can be no assurance, however, that we will be able to obtain such additional financing or that if we are able to raise additional financing there can be no assurance that we will be able to do so at commercially reasonable terms.

Revenue Recognition - For financial reporting, profits on construction contracts are recognized by the Company on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimate total construction costs for each contract. This method is used because contracts in process include all materials, direct labor and subcontractor costs and those indirect costs related to contract performance, such as depreciation, motor vehicles, payroll taxes, employee benefits, small tools, insurance, etc. Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is provable and the amount can be reasonably estimated. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the Company’s estimates of costs and revenues will change in the near term.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $459,104 at December 31, 2011 and $244,385 at December 31, 2010.

Property, Plant and Equipment - Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements—Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations. For the years ending December 31, 2011 and 2010, the Company recorded $98,278 and $85,580 in depreciation expense, respectively.

Valuation of Intangibles and Other Long Lived Assets - The recoverability of long-lived assets, including equipment and intangible assets, is reviewed when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. See Note 3 of the Notes to the Consolidated Financial Statements.

Stock Based Compensation - Stock based awards are accounted for according to the provisions of FASB ASC 718. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

Income Taxes - Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Allowances are recorded if recovery is uncertain.

Earnings per Common Share - Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the Company's securities.

Off-balance Sheet Arrangements - We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

RESULTS OF OPERATIONS, 2011 COMPARED TO 2010

NET REVENUES - Net revenues for the year ended December 31, 2011 increased by $942,853 or approximately 15% to $7,242,416 from $6,299,562 in the comparable period in 2010. Although the net change was an overall increase, the net revenues from asbestos removal in CCS were up approximately $1,628,000 to $4,772,000 and net revenues from other services in CCS were up approximately $367,000 to $445,000, while net revenues from contracting services in CCS Special Projects was down approximately $954,000 to $2,900,000. There were no significant dollar changes in net revenues from lead removal or miscellaneous other services from the year ended December 31, 2011 when compared to 2010.

COST OF SALES - Cost of sales for the year ended December 31, 2011 increased by $707,725 or approximately 16% to $5,117,401 from $4,409,676 in the comparable period in 2010. The increase in cost of sales is proportionate to the increase in sales for the year 2011 over the year 2010. Cost ratios for direct labor and union costs, direct materials, subcontractors, waste disposal, other trades, and other direct costs remained reasonably consistent for the year ended December 31, 2011 over 2010.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the year ended December 31, 2011 increased by approximately $776,000 or 52% to $2,259,282 from $1,483,500. The increase was primarily comprised of an increase in indirect salaries and wages, increases in parent company general and administrative costs, and increases in professional fees by approximately $499,000, $202,000, and $75,000, respectively from the year ended December 31, 2011 over 2010. All other dollar changes in general and administrative were not significant and netted out to approximately zero.

DEPRECIATION - Depreciation increased for the year ended December 31, 2011 increased by $10,698 or approximately 12.2% to $98,278 from $87,580 in the comparable period in 2010. The change is not significant and the Company did not add significant property plant or equipment to its operations for the year ended December 31, 2011.

INTEREST, NET OF INTEREST INCOME - Interest expense for the year ended December 31, 2011 increased by $40,316 or approximately 12.7% to $356,619 from $316,303 in the comparable period in 2010. The increase results from the net effect of higher loans and credit lines combined with the changes in effective interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

At December 31, 2011, we had unrestricted cash of less than $1,000 and a working capital deficit of approximately $4.4 million. Our financial condition has been materially and adversely affected by certain negative actions taken by our accounts receivable factor.

Our ability to continue our business activities as a going concern including continuation of our existing business service lines and funding our strategic growth plans will depend upon, among other things, raising capital from third parties or receiving net cash flows from our existing business operations.

The Company plans to meet its financial obligations and commitments for the next 12 months by raising additional capital in the form of debt or equity instruments. In furtherance of that goal, the Company is currently engaged in ongoing discussions with potential investors, however presentations to and discussions with those potential investors in an attempt to provide important funds to the Company have been unsuccessful to date. We are uncertain whether we will be able to obtain any financing, or if we are able to obtain financing that it will be on commercially favorable terms. There can be no assurance that we will be able to obtain financing on any terms. Without these funds, we will be unable to repay our outstanding debt and other current and long-term liabilities.

To the extent we are able to obtain additional financing, the proceeds will be applied to pay our current liabilities and for working capital purposes.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, dilution of the interests of existing shareholders may occur.  If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.  Regardless of whether our assets prove to be adequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

On January 9, 2012, the Company executed a Loan Purchase and Sale Agreement with Summitbridge Credit Investments LLC (“Summitbridge”) in order for Summitbridge to acquire certain outstanding loan obligations (the “Obligations”) owed by the recently acquired CCS Environmental Worldwide Inc. in the amount of $2,018,339, which includes the face amount of the underlying loans plus accrued interest and fees (the “Summitbridge Settlement”). Pursuant to the The Summitbridge Settlement,, the Company and Summitbridge agreed to the following: (i) that Summitbridge sell, assign, convey and transfer to the Company, without recourse, representation or warranty all of Summitbridge’s interest in the Obligations; and (ii) the Company to pay Summitbridge the amount of $1,335,000 in consideration thereof . A copy of the Summitbridge Settlement is included as Exhibit 10.15 to this Annual Report on Form 10-K.

On January 12, 2012, the Company entered into a Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with Peter S. Johnson, Esq. as Trustee of the Magliochetti Family 2009 Trust DTD 1/12/09 (the “Magliochetti Trust”) whereby the Company and the Magliochetti Trust agreed to the following: (i) the Magliochetti Trust agreed to lend to the Company $950,000 in cash, and (ii) for the Company to issue 10,000,000 shares of Series A Convertible Preferred Stock pursuant to a Certificate of Designation in form and substance acceptable to the Magliochetti Trust and to take all steps necessary and desirable to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock such that a sufficient number of such shares of common stock shall be reserved for issuance upon conversion of the Series A Preferred Stock. A copy of the Secured Promissory Note and Convertible Preferred Stock Purchase Agreement is included as Exhibit 4.1 to this Annual Report on Form 10-K.

On March 9th, 2012, the Company, through its operating subsidiaries, CCS Environmental Worldwide Inc., a Delaware Corporation, CSS Environmental Services Inc., a Delaware Corporation, Commonwealth Contracting Services LLC, a Massachusetts limited liability company, and CCS Special Projects LLC, a Massachusetts limited liability company (individually each the “Seller”, or “Sellers”) entered into a Factoring & Security Agreement (the “Factoring Agreement”) with Midland American Capital (“Midland”). As part of the Factoring Agreement, each Seller sold its rights, title and interest in its accounts receivable, with full recourse. The initial value of accounts receivable purchased by Midland was $1,100,002. As of March 31, 2012, the total outstanding accounts receivable of the Company that have been purchased by Midland is $2,317,155. As stipulated in the Factoring Agreement, approximately 80% of the amount of accounts receivable purchased by Midland throughout the term of the Factoring Agreement is funded to each Seller by Midland for operational use and working capital. As of March 31, 2012, the Sellers had been funded a total of $1,672,291 and Midland has received a total of $236,419 in collections from the Sellers’ customers. The Factoring Agreement initial Term began on March 9, 2012 for a one year period and shall be automatically extended for successive one year terms unless each Seller shall provide written notice to Midland of Sellers’ shared intention to terminate whereupon the Factoring Agreement shall terminate on the effective date specified in such notice of termination (such effective date being the “Early Termination Date”). The termination date is the earlier of (i) the Early Termination Date, or (ii) the end of the last Term that was not followed by an extension or renewal under the Factoring Agreement. The Factoring Agreement contains warranties and covenants that must be complied with on a continuing basis. The Purchaser has asserted an event of default under the terms of the Factoring Agreement, as amended. The Company is in the process of an orderly winding down of its obligations under the Factoring Agreement. The Sellers’ obligations under the Factoring Agreement, as amended, have been guaranteed by the Company. A copy of the Factoring & Security Agreement is included as Exhibit 10.16 to this Annual Report on Form 10-K.

Effective March 31, 2012 the Company entered into a Stock Purchase Agreement (the "UAC Agreement”) with Distressed Asset Acquisitions, Inc. (“DAAI”) to divest itself of all ownership of its wholly owned subsidiary, Urban Agricultural Corporation (“UAC”). The UAC Agreement provides that DAAI will pay $100 and assume all liabilities of UAC as of the Effective Date for 100% of the stock in UAC. A copy of the UAC Agreement is included as Exhibit 10.17 to this Annual Report on Form 10-K.

On June 18, 2012, the Company entered into a Short Term Loan Agreement (“Short Term Loan”) with the Magliochetti Trust whereby the Magliochetti Trust lent $68,000 in cash to the Company at an annual interest rate of 10.3% plus additional consideration consisting of 500,000 shares of the Common Stock of the Company. The loan matured on June 25, 2012. As of October 5, 2012 the Company has not repaid the Short Term Loan.

On July 15, 2012, the Company entered into a Promissory Note Agreement with the Magliochetti Trust whereby the Magliochetti Trust lent $500,000 in cash to the Company at an interest rate of 10%. The Promissory Note Agreement is payable on or before December 31, 2012.

On July 13, 2012, the Company entered into a Promissory Note Agreement with the Magliochetti Trust whereby the Magliochetti Trust lent $80,000 in cash to the Company at an interest rate of 12%. The Company is currently in default on the terms of the note, having failed to make required monthly interest payments beginning in August 2012, although the lender has not issued a notice and demand for payment to the Company.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table sets forth our contractual obligations and commitments for the next five years, as of December 31, 2010.

	Term Loan	Note Payable/Car Loan			Capital
Years	MA CDFC	2008 Ford F-350	Toyota Fin. Svcs.	2005 LX 470 – Lexus	Leases	Total
2012	$73,230	$10,036	$3,970	$6,546	$71,703	$165,485
2013	73,678	–	4,299	1,115	75,634	154,726
2014	207,594	–	4,656	–	71,598	283,848
2015	–	–	2,991	–	29,109	32,100
2016	–	–	–	–	–	–
Thereafter	–	–	–	–	–	–
	$354,503	$10,036	$15,916	$7,661	$248,044	$636,160

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet financing such as a facility lease or other long-term commitments. We have a written employment agreement with one key employee.

On November 2, 2011 Billy V. Ray Jr. was appointed Chief Executive Officer and Director. There was and is no arrangement or understanding between Mr. Ray and any other person which led to his selection as an officer. At that time Mr. Ray entered into a written employment agreement with the Company. The agreement provides for Mr. Ray to serve as Chief Executive Officer of the Company for an initial term of three years at an annual salary of $200,000 per year and also provides for a possible bonus of up to 50% of his salary. He was also granted 1,250,000 shares of the Company’s common stock and 84,000 stock options which vest on the first anniversary of the employment agreement. According to the agreement the Company may terminate it by giving notice to Mr. Ray not less than one (1) year prior to the termination date. The agreement is automatically extended for additional one-year periods unless terminated by notice given 90 days prior to its expiration. A copy of the Agreement is filed with this Annual Report as Exhibit 10.18. Mr. Ray’s biography is set forth below in item 10 of this Annual Report on Form 10-K.

OWNERSHIP STRUCTURE

There was a recent change in control of the Company in connection with the above acquisitions and subsequent financing activities whereby the Magliochetti Family 2009 Trust DTD 1/12/09 (“the Magliochetti Trust”) gained voting control of the Company. See CHANGE IN CONTROL AND CAPITALIZATION AND RECENT FINANCINGS AND OTHER TRANSACTIONS under Item 1 in this Annual Report on Form 10-K for a further discussion of change in conrol.

INFLATION

To date, inflation has had no material impact on our operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 follow Item 15, beginning at page F-1, following Part IV.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (the “1934 Act”), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures are not effective to ensure that all material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the 1934 Act, and the rules and regulations promulgated there-under.

Based upon this evaluation the Certifying Officer has concluded that the following material weaknesses in our disclosure controls and procedures existed as of the end of the period covered by this annual report:

•	Lack of reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company's internal control over financial reporting is not effective based on those criteria. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

Set forth below is the name, age as of December 31, 2011, position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Positions

Marshall Sterman	81	Chairman of the Board of Directors
Billy V. Ray Jr.	54	President, Chief Executive Officer, Chief Financial Officer, and Director
Michael D. Brown	57	Director

Pursuant to our bylaws, all directors are elected to a term of one year, and hold such office until the next meeting of the shareholders or until successors are elected and qualified. The executive officers serve at the pleasure of the Board.

The following is a brief description of the background of our executive officers and directors.

Marshall Sterman has previously served as the Company's President and a member of the Board of Directors from August 25, 2006 until September 21, 2010.  Upon the March 9, 2011 resignation of Edwin A. Reilly, the Company’s CEO and Chairman of the Board of Directors, Mr. Sterman was appointed CEO, acting CFO and Chairman of the Board. Since 1986, Mr. Sterman has been the President of The Mayflower Group, LTD., a merchant banking and consulting boutique specializing in early stage and turn-around situations. Presently, Mr. Sterman  is a  member of the Board of Directors of, WiFiMed Holdings, Chairman and CEO of Medical Solutions Management and its subsidiary Orthosupply Management, Inc., President of Allied First Class Partners Inc., Director of Net Currents, and a Director of Obelus Media, Inc. Mr. Sterman is an associate member of the National Investment Banking Association (NIBA), and a member of The Arab-American Bankers Association (ABANA), the Boston Business Forum, The Harvard Club of New York City. Mr. Sterman is a Fellow at Brandeis University where he received his B.A. He is also a graduate of the Harvard Graduate School of Business, and a veteran of the U.S. Navy.

Billy V. Ray, Jr. has served in the capacity of Director, Chairman, Chief Executive officer and Chief Financial Officer of several multi-million dollar NYSE, NASDAQ and Over-the-Counter public entities with revenues ranging from $60 to $750 million. From February 2003 until February 2008 he served as President, CEO and as a member of the Board of Directors for Charys Holding Co., one of the largest international remediation companies, focused on remediation, reconstruction, wireless communications and data infrastructure. Charys grew from start-up to trailing 12-month revenue in excess of $700 million under Mr. Ray's leadership. Earlier, Mr. Ray served as Chief Executive Officer of Flagship Holdings, Inc. Mr. Ray also served as Vice President of Realm National Insurance Company and was a member of the Board of Directors. He was Executive Vice President of mergers and acquisitions for Bracknell Corporation, a NASDAQ publicly traded company. From January 1997 to December 2000, Mr. Ray held positions of Chairman, Chief Executive Officer, Chief Financial Officer and consultant of Able Telecom Holding Corporation, trading on NASDAQ. During his tenure, revenues grew from under $30 million to over $700 million. For these and other companies, Mr. Ray raised debt and equity financing approaching $1 billion and participated in the development and implementation of the companies' strategic plans which included over 65 acquisitions. Mr. Ray has a B.A. in accounting from the University of North Carolina at Greensboro.

Michael D. Brown was appointed to the Board of Directors of the Company on November 2011. Mr. Brown was nominated by President George W. Bush as the first Under Secretary of Emergency Preparedness and Response (EP&R) in the newly created Department of Homeland Security in January 2003.  Mr. Brown coordinated federal disaster relief activities including implementation of the Federal Response Plan, which authorized the response and recovery operations of 26 federal agencies and departments as well as the American Red Cross.  Mr. Brown also provided oversight of the National Flood Insurance Program and the U.S. Fire Administration and initiated proactive mitigation activities. Prior to joining the Federal Emergency Management Agency, Mr. Brown practiced law in Colorado and Oklahoma, where he served as a Bar Examiner on Ethics and Professional Responsibility for the Oklahoma Supreme Court and as a Hearing Examiner for the Colorado Supreme Court.  Mr. Brown had been appointed as a Special Prosecutor in police disciplinary matters.  While attending law school, Mr. Brown was appointed by the Chairman of the Senate Finance Committee of the Oklahoma Legislature as the Finance Committee Staff Director, where he oversaw state fiscal issues.  Mr. Brown’s background in state and local government also includes serving as an Assistant City Manager with Emergency Services Oversight and as a City Councilman. Mr. Brown holds a B.A. in Public Administration/Political Science from Central State University, Oklahoma.  Mr. Brown received his J.D. from Oklahoma City University’s School of Law.  He was an Adjunct Professor of Law for Oklahoma City University.

Other Directorships

Other than as set forth above, none of our officers and directors are directors of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

THE BOARD OF DIRECTORS

The Board of Directors held no regular meetings during the fiscal year ended December 31, 2011. The Board of Directors took numerous actions during 2011 by unanimous written consent.

COMMITTEES OF THE BOARD

We do not have an Audit Committee, Compensation Committee, or a Nominating and Corporate Governance Committee.  The normal and ordinary functions of those committees are conducted by the Company’s Board of Directors as a whole.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during the Company's most recent fiscal year, and Forms 5 with respect to the Company's most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors, and security holders required to file same during the fiscal year ended December 31, 2011.

CODE OF BUSINESS CONDUCT

Effective March 28, 2006, the Board of Directors of our then parent company, Bellacasa, adopted a Code of Business Conduct for Bellacasa and for its then wholly owned subsidiary, Aquamer. We have continued to maintain the Code of Business Conduct for Aquamer as a publicly owned independent company. Our Code of Business Conduct applies to, among other persons, our  President (being our principal executive officer) and our Chief Financial Officer (being our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the Code of Business Conduct to an appropriate person or persons identified in the Code of Business Conduct; and (5) accountability for adherence to the Code of Business Conduct.

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

ITEM 11 – COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000 for each of the years indicated with respect to services rendered by such persons.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Billy V. Ray, Jr	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, CFO, Secretary	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2011 financial statements.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

As of December 31, 2011, the Company is a party to one employment agreement covering Billy V. Ray Jr. See item 10 for the details of that agreement.

Other Compensation

None.

Director Compensation

The following table sets forth director compensation as of December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marshall Sterman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Billy V. Ray Jr.	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Brown	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.

The compensation of each of our directors is fully furnished in the Summary Compensation Table above.

Our Directors who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors.  All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Marshall Sterman	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Billy V. Ray Jr.	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Michael Brown	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

2010 LONG-TERM INCENTIVE PLAN

On December 20, 2010, the Company's shareholders approved the adoption of the Company's 2010 Long-Term Incentive Plan.  The information provided in our Proxy Statement filed on December 9, 2010 related to the description of our Long-Term Incentive Plan is incorporated herein by reference..

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 5, 2012, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Laura Magliochetti (4)	2,088,767	16.28%
Common Stock	Olivia Magliochetti (5)	2,088,767	16.28%
Common Stock	Marshall Sterman (2)	139,042	1.08%
Common Stock	Billy V. Ray Jr. (2)	1,250,000	9.74%
Common Stock	Roger Cook	1,343,000	10.47%
Common Stock	Stephen Bowen	1,343,000	10.47%
Common Stock	Marc Bourassa	790,000	6.16%
Common Stock	Michael Brown (2)	-0-	N/A
Common Stock	Billy V. Ray Jr. (2)	1,250,000	9.74%
Common Stock	All Directors and Officers As a Group (4 persons)	1,415,927	11.03%

(1)	Unless otherwise indicated, based on 12,827,184 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is c/o Urban Ag Corp. 99 Rosewood Drive, Suite 280, Danvers, MA 01923.

(4)	The address of the shareholder is c/o Nixon Peabody, LLP, 100 Summer Street, Boston, MA 02110. Laura Magliochetti and Olivia Magliochetti are sisters.

(5)	The address of the shareholder is 30 Coachmans Lane, North Andover, MA 01845. Laura Magliochetti and Olivia Magliochetti are sisters.

Series A Preferred Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Series A Preferred Stock	Magliochetti Family 2009 Trust, Peter Johnson Esq., Trustee (4)	10,000,000	100%
Series A Preferred Stock	Marshall Sterman (2)	-0-	N/A
Series A Preferred Stock	Billy V. Ray Jr. (2)	-0-	N/A
Series A Preferred Stock	Michael Brown (2)	-0-	N/A
Series A Preferred Stock		-0-	N/A
Series A Preferred Stock	All Directors and Officers As a Group (4 persons)	-0-	N/A

(1)	Based on 10,000,000 shares issued and outstanding. The Series A Preferred Stock has a dividend and liquidation preference to our common stock, has two votes per share on all matters requiring a shareholder vote, and each share is convertible into one share of our common stock at the election of the holder thereof.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is c/o Urban Ag Corp. 99 Rosewood Drive, Suite 280, Danvers, MA 01923.

(4)	The address of the shareholder is c/o Nixon Peabody, LLP, 100 Summer Street, Boston, MA 02110.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than common stock issued or outstanding.

Other than as set forth above, none of these parties owns, in the aggregate and including shares of our common stock that may be acquired upon exercise of their warrants, more than five percent (5%) of our common stock.

There are no current arrangements known to us which will result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011, about the shares of Common Stock that may be issued upon the exercise of stock options issued under the Company's 2010 Long-Term Incentive Plan adopted December 20, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Equity compensation plans approved by security holders	23,825		9,976,175
Equity compensation plans not approved by security holders
Total	23,825		9,976,175

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Marshall Sterman - President and Chairman

On April 13, 2009, the Company issued 80,460 shares of common stock, restricted as to transferability, in lieu of cash payment for accrued and unpaid services. The shares were valued at $0.435 per share. During the months of October and November 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of December 31, 2011, the balance of $45,000 remains accrued and unpaid.

In 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $3,563 and $1,250. As of December 31, 2011, the balance owed this related party was $12,813.

Peter Johnson, Esquire

During the year ended December 31, 2011 Mr. Johnson’s law firm was paid $12,476 for legal services performed on behalf of the Company.

Item 14 – Principal Accountant Fees and Services

For fiscal year 2011, our registered accounting firms, Harris F Rattray CPA and Miller Wachman LLP, provided audit services and billed us $12,500 and $ respectively. Neither registered accounting firm provided non-audit-related services or tax services during the fiscal year ended December 31, 2011.

For fiscal year 2010, our registered accounting firm, Miller Wachman LLP, provided audit services and billed us $23,500. Miller Wachman did not provide non-audit-related services or tax services during the fiscal year ended December 31, 2010.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached to this Form 10-K.

Financial Statements URBAN AG. CORP.

(formerly AQUAMER MEDICAL CORP. )

HARRIS F. RATTRAY CPA

1601 Palm Avenue #114

Pembroke Pines FL 33026

November 16, 2012

The Board of Directors

Urban AG. Corp.

Boston, Massachusetts

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

I have audited the accompanying consolidated balance sheets of, Urban AG. Corp. and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits. The consolidated financial statements for the period from inception (February 4, 2000) to December 31, 2010, were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urban AG. Corp., and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the consolidated financial statements, the Company has incurred accumulated net losses of $6,133,639 and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has experienced substantial losses, has a working capital deficiency of approximately $4.4 million, a Stockholder’s deficiency of approximately $4.2 million and is in default on its Line of Credit at December 31, 2011, which raises substantial doubt about the Company's ability to continue as a going concern. Additionally, the Company is in violation of loan covenants and several of our creditors of the acquisition entity have obtained judgments on amounts due them and the Company is dependent upon the continued cooperation and forbearance of its lenders and creditors.

/s/ Harris F. Rattray CPA

Harris F. Rattray CPA

Pembroke Pines, Florida

URBAN AG. CORP. AND SUBSIDIARIES

(formerly AQUAMER MEDICAL CORP.)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$25	$29,455
Accounts receivable , less allowances for doubtful accounts and provision for contract adjustments of $459,103 and $244,185 at December 31, 2011 and 2010, respectively.	1,812,733	1,463,319
Other current assets	30,000	18,253
Total current assets	1,842,758	1,511,027

Plant, Property and Equipment, net	344,196	285,245

Due from related parties	33,234	64,932

Total assets	$2,220,188	$1,861,204

Liabilities and Stockholders' Deficiency

Current liabilities:
Cash overdraft	$18,099	$–
Accounts payable	2,530,207	2,004,570
Accrued wages	165,826	–
Accrued interest	86,756	–
Other accrued expenses	87,411	69,828
Discontinued operations	271,848	–
Line of credit	1,996,330	1,949,315
Mass CDFC loan	354,503	416,015
Current portion of long-term debt	92,255	47,917
Short term notes payable	570,250	–
Other current liabilities	98,736	86,967
Total current liabilities	6,272,221	4,574,612

Long term debt	189,400	166,466

Total liabilities	$6,461,621	$4,741,078

Stockholders' deficiency
Preferred stock, $.0001 par value; authorized 10,000,000 shares; none issued and outstanding.	–	–
Common stock, $.0001 par value; authorized 15,000,000 shares; 11,477,184 and 2,002,184 shares issued and outstanding at December 31, 2011 and December 31, 2010.	1,148	213
Additional paid-in capital	1,891,058	(755,143)
Deficit	(6,133,639)	(2,124,944)
Total stockholders' deficiency	(4,241,434)	(2,879,874)

Total liabilities and stockholders’ deficiency	$2,220,188	$1,861,204

See accompanying notes to financial statements.

URBAN AG. CORP. AND SUBSIDIARIES

(formerly AQUAMER MEDICAL CORP.)

Consolidated Statements of Operations

	Twelve Months ended
	December 31,	December 31,
	2011	2010

Revenue	$7,242,217	$6,299,563
Costs of sales	5,117,401	4,409,676
Gross profit	2,125,016	1,889,887

Expenses:
General and administrative	2,259,282	1,483,500
Depreciation	98,278	87,580

Total expenses	2,357,560	1,571,080

Income (loss) from continuing operations before other (income) and expense	(232,544)	318,807

Interest, net of interest income	356,619	316,303
Other (income) expense	(10,600)	–
Total other (income) and expense	346,019	316,303

Income (loss) from continuing operations before income taxes and discontinued operations	(578,563)	2,504

Income taxes	–	–

Income (loss) from continuing operations	(578,563)	2,504

(Loss) from discontinued operations	(94,641)	–

Net income (loss)	$(673,204)	$2,504

Income (loss) per share, basic and diluted, from continuing operations	$(0.13)	$0.00
Income (loss) per share, basic and diluted, from discontinued operations	$(0.01)	$0.00
Net income (loss) per share, basic and diluted.	$(0.14)	$0.00

Weighted average basic common shares outstanding	3,306,433	2.002,184
Weighted average diluted common shares outstanding	3,306,433	2,002,184

See accompanying notes to financial statements.

URBAN AG. CORP. AND SUBSIDIARIES

(formerly AQUAMER MEDICAL CORP.)

Consolidated Statements of Cash Flows

	Twelve months ended	Twelve months ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(673,204)	$2,504
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation	98,278	87,580
Loss on discontinued operations	271,848
Bad debt allowance and provision for contract adjustments	214,918	184,185
Change in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(564,332)	(425,776)
(Increase)/decrease other current assets	(11,747)	(18,253)
Decrease in other assets	–	45,000
Increase/(decrease) in accounts payable and accrued expenses	795,802	136,442
Increase/(decrease) in other current liabilities	11,769	(144,043)
Net cash used in operating activities	143,332	(132,361)

Cash flows from investing activities:
Purchase of property and equipment	(229,493)	–
Dispositions of property and equipment, net of accumulated depreciation	72,264	–
Impact of Urban Ag merger	(688,355)	(122,331)
Net cash used in investing activities	(845,584)	(122,331)

Cash flows from financing activities:
Cash overdraft	18,099	–
Proceeds from issuance of notes payable	400,250	–
Increase in current portion of long-term debt	44,338	47,917
Payments on Mass CDFC loan	(61,512)
Proceeds from Mass CDFC loan, net	–	416,015
Proceeds from line of credit, net	47,015	263,566
Increase (Decrease) in long term debt	22,934	(586,119)
Proceeds from related party loans, shareholders	170,000	–
Decrease in due from related parties	31,698	75,450
Net cash generated by financing activities	672,822	216,829

Change in cash	(29,430)	(37,863)
Cash at beginning of year	29,455	67,318
Cash at end of year	$25	$29,455

See accompanying notes to financial statements.

URBAN AG. CORP. AND SUBSIDIARIES

(formerly AQUAMER MEDICAL CORP.)

Consolidated Statements of Stockholders’ Deficiency

Item	Preferred A Shares	Common Stock Par Value	Deficit Partners Capital	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated

Balance at December 31, 2009	0	$0	$(393,910)	0	$0	$0	$(2,127,448)

Adjustment for equity in legal acquirer common stock on transaction effective November 7, 2011			(213)		213
Distributions			(361,020)
Net Income							2,504

Balance at December 31, 2010	0	0	(755,143)	0	213	0	(2,124,944)

Shares issued for acquisitions in during 2011				7,900,000	790	394,210
Equity impact of reverse merger 2011			755,413	2,127,184		1,461,993	(3,335,491)
Shares issued for services during 2011				200,000	20	9,980
Shares issued for compensation during 2011				1,250,000	125	24,875
Net (Loss)							(673,204)

Balance at December 31, 2011	0	$0	$0	11,477,184	$1,148	$1,891,058	$(6,133,639)

See accompanying notes to financial statements.

URBAN AG CORP

(formerly AQUAMER MEDICAL CORP.)

Notes to the Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

1.	Organization

Urban Ag. (the “registrant”, “Company,” “we”, “us”, “our”, or “Urban Ag”) is the successor entity to Aquamer, Inc. (“AQUM”), a Delaware corporation, which was established in February 2000 to commercialize proprietary medical devices. In 2005 Aquamer became a wholly owned subsidiary of Bellacasa Productions, Inc. (“Bellacasa”) a publicly traded company, which in 2007 distributed 100% of its AQUM shares to its shareholders, thus creating a public entity that traded as AQUM. The Company is a calendar year corporation.

From 2007 to 2010 AQUM tried unsuccessfully to commercialize its medical device business and our Board of Directors closed those operations and acquired Urban Agricultural Corporation, a Delaware corporation (“UAC”). UAC holds the exclusive rights under a license from TerraSphere, Inc. (“TerraSphere”) to use their patented farming technology in Massachusetts, and the right of first refusal to purchase exclusive licenses for New Jersey, Pennsylvania and California. Under the TerraSphere license the Company receives certain vertical farming intellectual property and know-how from TerraSphere. The license was purchased by UAC in May, 2010 for $1,000,000 with $250,000 paid at acquisition and payments totaling $750,000 due by May 1, 2011. Urban Ag was unable to make payments due under the TerraSphere License . TerraSphere extended the payment terms under the TerraSphere License through December 31, 2011. Please see Note 17 of the Notes to Consolidated Financial Statements for further discussion regarding the status of UAC.

Currently we are a company focused on a long-term strategy of pursuing the consolidation of the fragmented industry that provides outsourced services to General Contractors, Facility Managers/Owners, Architects and Engineers. This industry is focused on providing construction path services including pre-construction services, site selection and preparation, hazardous material abatement and environment remediation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services.

In pursuit of this strategy, on November 7, 2011 Urban Ag. Corp. (the “Registrant,” “Urban Ag,” or the “Company”) entered into a Stock Purchase Agreement (the "Agreement"), with CCS Environmental World Wide, Inc., a Delaware corporation (“CCS World Wide,” “CCS,” or the “Seller”) and the shareholders of CCS (“Shareholders”). Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, the Company issued to the CCS Shareholders an aggregate of 7,900,000 shares of the Company's common stock, $.0001 par value and five million warrants to purchase one share of common stock of the Company per Warrant. The warrants are exercisable for a period of five years at a price of $3.00 per share. The Warrants become exercisable once CCS achieves $50,000,000 in revenue in a single year. The shares purchased represented 78.8% of the outstanding common stock of the Company after the closing.

Pursuant to the Agreement, CCS became the Company's wholly-owned subsidiary. This transaction was recorded as a reverse merger. The results of operations from CCS Worldwide are included in the financial statements for all periods included in this annual report.

A copy of the Agreement is included as Exhibit 10.13 to this Annual Report on Form 10-K.

CCS Worldwide is a hazardous material abatement and environmental remediation company based in Brockton, Massachusetts. The Company, based in Danvers, Massachusetts, currently acts as a Holding Company that has as its one operating subsidiary CCS Worldwide. CCS Worldwide generates revenue within a single operating segment which provides hazardous material abatement and environment remediation services through its four wholly owned subsidiaries - Commonwealth Contracting Services LLC; CCS Special Projects LLC; CCS Environmental, Inc.; and CCS Environmental Services, Inc., all based in Brockton, Massachusetts. For the periods covered in this annual report, our revenues consist of sales in the single operating segment providing services for hazardous material abatement and environmental remediation.

CCS Worldwide has operated its current business since 2005 generating annual revenues of between $2 million and $12 million providing services including removal of interior finishes, surfaces and fixtures; as well as the removal and proper disposition of certain asbestos-containing and lead-painted building materials and certain other regulated materials. CCS Worldwide is awarded contracts from its customers generally through a bidding process whereby contracts are typically awarded on a qualified low bidder basis. Its revenue is comprised of both union and non-union contracts.

Basis of Presentation

The audited consolidated financial statements as of and for the years ended December 31, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for financial reporting. These consolidated statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.

The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. As a result of the reverse merger accounting treatment, the Company’s financial statements for the year ended December 31, 2010 reflect the operations and financial position of CCS Worldwide. The Company’s financial statements for the year ended December 31, 2011 reflect the consolidation of CCS Worldwide with the Company effective with the date of the Agreement. See note 6.

2.	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced substantial losses, has a working capital deficiency of approximately $4.4 million, a Stockholders deficiency of approximately $4.2 million and is in default on its Line of Credit at December 31, 2011, which raises substantial doubt about the Company's ability to continue as a going concern. Additionally, the Company is in violation of loan covenants and several of our creditors of the acquisition entity have obtained judgments on amounts due them and the Company is dependent upon the continued cooperation and forbearance of its lenders and creditors.

Additionally, the factoring agreement described in Note 17 has been terminated and an alternative source of financing receivables has not been obtained. Also, as of September 30, 2012, the Company has delinquent payroll taxes and union benefits arising in 2012 of approximately $900,000 and $700,000 respectively.

In addition to the transactions described in Note 17 of the Notes to the Consolidated Financial Statements, management's plans are to raise additional capital either in the form of common stock or convertible securities to pursue the remediation business. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

3.	Summary of Significant Accounting Policies

In July 2009, the FASB Accounting Standards Codification (the "Codification") officially became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Going forward, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $116,033 at December 31, 2011 and $49,800 at December 31, 2010, respectively.

Revenue Recognition

For financial reporting, profits on construction contracts are recognized by the Company on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimate total construction costs for each contract. This method is used because contracts in process include all materials, direct labor and subcontractor costs and those indirect costs related to contract performance, such as depreciation, motor vehicles, payroll taxes, employee benefits, small tools, insurance, etc. Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the Company’s estimates of costs and revenues will change.

Property, Plant and Equipment

Property and equipment are reported at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements—Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations. For the years ending December 31, 2011 and 2010, the Company recorded $98,278 and $87,580 in depreciation expense, respectively.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Earnings per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Basic and diluted earnings per share are the same as outstanding options are antidilutive. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the Company's securities.

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

Recent Accounting Pronouncements

ASU 2010-29. In December 2010, the FASB issued clarification of the accounting guidance related to disclosure of pro forma information for business combinations that occur in the current reporting period. The guidance requires companies to present pro forma information in their comparative financial statements as if the acquisition date for any business combination that occurred in the current reporting period had occurred at the beginning of the prior year reporting period. The Company adopted this guidance effective January 1, 2011. ASU 2010-29 is a disclosure only clarification and its adoption had no impact on the Company’s financial condition or results of operation. The Company has included the disclosures required pursuant to this guidance in this Report.

ASU 2011-04. In May 2011, the FASB issued ASU 2011-04, which amends ASC Topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders’ equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. The Company is currently evaluating the newly prescribed disclosures but does not expect they will have a material impact on the consolidated financial statements.

ASU 2011-05. In June 2011, the FASB issued ASU 2011-05, which amends the guidance in Topic 220, “Comprehensive Income,” by eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. Instead, the guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements of income and comprehensive income. The components of OCI have not changed nor has the guidance on when OCI items are reclassified to net income. Similarly, ASU 2011-05 does not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented, or disclosed in the notes to the financial statements. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

ASU 2011-8. In September 2011, the FASB issued ASU 2011-8, which amends ASC 350, Intangibles-Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50.0%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

ASU 2011-11. In December 2011, the FASB issued ASU 2011-11. The amendments in this ASU require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

4.	Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2011	December 31, 2010

Contracts in process	$511,995	$573,305
Retainage	188,906	235,890

Contracts completed	1,312,652	806,686
Retainage	258,283	91,623

Total Accounts Receivable	2,271,836	1,707,504
Allowance for doubtful accounts	(116,033)	(49,800)
Provision for contract adjustments	(343,070)	(194,385)
Accounts Receivable, net	$1,812,733	$1,463,319

5.	Contracts In Process

A summary of contracts in process is as follows:

	December 31, 2011	December 31, 2010
Accumulated costs on contracts	1,976,286	1,133,996
Estimated gross profit recognized	816,802	627,284
Less related accumulated billings	2,180,029	1,527,643

	December 31, 2011	December 31, 2010

Costs and estimated gross profit on uncompleted contracts in excess of related billings	139,987	–
Billings in excess of costs and estimated gross profit on uncompleted contracts	–	70,956

6.	Business Acquisitions/ Reverse Merger

On November 7, 2011 the Company entered into a Stock Purchase Agreement (the "Agreement") with CCS Environmental World Wide Inc., Delaware corporation (“CCS Worldwide” or “CCS”). Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, we issued to the CCS Shareholders an aggregate of 7,900,000 shares  (the "Urban Ag Shares") of the Company's Common Stock, $.0001 par value (the "Common Stock") representing 78.8% of the Company’s outstanding Common Stock after the closing.

The Company’s Common Stock is thinly traded and CCS is the only continuing operation of the Company. Accordingly, the transaction is accounted for as a reverse merger. Based upon the most recent traded value for the Company's Common Stock prior to Closing, the purchase price represented by the 7,900,000 Urban Ag Shares equaled approximately $395,000.  The purchase price is subject to post-closing adjustments in the event of a breach of any representation or warranty by the Seller. Please see Note 17 of the Notes to Consolidated Financial Statements for further discussion regarding the CCS/ Urban Ag transaction.

7.	Discontinued Operations

After unsuccessful attempts to generate revenues under the UAC’s TerraSphere license the Company’s Board of Directors made the strategic decision to shift its long term strategy to pursue the consolidation of the fragmented industry providing remediation services to general contractors and others. Accordingly the Company classified UAC’s assets and liabilities, results of operations and cash flows as discontinued operations in the corresponding financial statements.

Condensed operating statements for discontinued operations are summarized below:

Year Ended December 31, 2011

Costs and expenses	288
Interest	–
Amortization	16,667
Income (loss) from discontinued operations, net of taxes	16,955

The carrying amounts of major classes of assets and liabilities at December 31, 2011 associated with discontinued operations are as follows:

December 31, 2011

Intangible assets, net of amortization of $91,667	908,333
Other assets	2
Assets of discontinued operations	908,335

Accounts payable	2,165
Due under license agreement	750,000
Notes payable	300,000
Liabilities of discontinued operations	1,052,165
Net liabilities of discontinued operations	143,830

The net liabilities of UAC is recorded in accrued expenses at December 31, 2012. On March 31, 2012 the Company sold UAC for $100 plus assumed liabilities and recorded a gain of approximately $143,000.

8.	Long-term debt

The Company’s long-term debt consisted of the following as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010

Note Payable/Car Loan (2008 Ford F-350)	$10,036	$19,451
Note Payable/Car Loan (Toyota Fin. Svcs.)	15,916	19,582
Note Payable/Car Loan (‘05 LX 470 – Lexus)	7,662	13,821
Capital Lease Obligation (Enterprise)	248,044	161,529
Total Debt	281,658	214,383

Less current portion	92,255	47,917
	$189,403	$166,466

Long-term debt matures as follows:

	December 31, 2011	December 31, 2010
Years	Amount	Amount
2011	–	$163,725
2012	$187,510	163,725
2013	175,449	147,732
2014	289,630	235,809
2015	32,978	3,869
2016	–	–
Thereafter	–	–
Less imputed interest	(49,407)	(132,378)
	$636,160	$582,407

All of the Company’s assets are pledged as collateral to the above debt obligations.

9.	Line of Credit

CCS established a $2,000,000 line of credit with a commercial bank in 2007. At December 31, 2011 and 2010, the outstanding balances on this line of credit were $1,996,330 and $1,949,315, respectively. Advances bear interest at the bank’s prime rate, are secured by substantially all CCS’ assets and guaranteed by the members and related limited liability companies. The balance may not exceed its borrowing base of eighty percent (80%) of the face amount of eligible accounts receivable, as defined in the agreement. At December 31, 2010 CCS had failed its financial covenants and was out of formula with the bank and has not received a waiver from the bank in regards to the violation. In June 2011 the bank sold the outstanding obligation to Summitbridge Capital Corp. (“Summitbridge”), who assumed terms related to the Line of Credit. In November 2011 Summitbridge notified CCS of its continued violation of the loan covenants and of Summitbridge’s intent to foreclose the line of credit. See Note 17 of the Notes to the Consolidated Financial Statements for disposition on the Line of Credit outstanding with Summitbridge.

On January 9, 2012, the Company executed a Loan Purchase and Sale Agreement with Summitbridge Credit Investments LLC (“Summitbridge”) in order for Summitbridge to acquire certain outstanding loan obligations (the “Obligations”) owed by the recently acquired CCS Environmental Worldwide Inc. in the amount of $2,018,339, which includes the face amount of the underlying loans plus accrued interest and fees (the “Summitbridge Settlement”). Pursuant to the The Summitbridge Settlement, the Company and Summitbridge agreed to the following: (i) that Summitbridge sell, assign, convey and transfer to the Company, without recourse, representation or warranty all of Summitbridge’s interest in the Obligations; and (ii) the Company to pay Summitbridge the amount of $1,335,000 in consideration thereof. The Company recognized a gain of $602,475 in connection with the Summitbridge Settlement in 2012. A copy of the Summitbridge Settlement is included as Exhibit 10.15 to this Annual Report on Form 10-K.

10.	Stockholders' Equity

Capital Structure

Effective December 20, 2010, the Company's shareholders approved a 87:1 reverse stock split of the Company's common stock reflected below.  At the same time, the Company's Certificate of Incorporation was amended to decrease the authorized shares of $0.001 par value common stock from 200 million shares to 15 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of December 31, 2011 and December 31, 2010, there were 11,477,184 and 2,002,184 shares of common stock issued and outstanding, respectively.  As of December 31, 2011 and 2010 there were 1,375,000 warrants convertible into shares of common stock outstanding, with an expiration date of April 2012 with a conversion price of $87.00 per share.  As of December 31, 2011 and December 31, 2010, no preferred shares were outstanding.

Common Stock Issuances

Issued in Acquisition

On November 7, 2011, pursuant to a Stock Purchase Agreement between the Company and CCS Environmental Worldwide Inc. the Company issued 7,900,000 shares of its common stock to CCS’s 11 individual shareholders. The shares, which are restricted as to transferability, were valued at $395,000 or $0.05 per share, which represented the fair value at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipients represented to the Company that the shares were being acquired for investment purposes.

On August 16, 2010, pursuant to the acquisition of Urban Agricultural Corporation’s (UAC) stock, the Company issued 689,655 shares of its common stock to UAC’s 11 individual shareholders. The shares, which are restricted as to transferability, were valued at the historical costs of the assets acquired at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipient represented to the Company that the shares were being acquired for investment purposes.

On March 22, 2010, pursuant to an Asset Purchase Agreement, the Company issued 172,414 shares of its common stock to ThermaFreeze Products Corporation. The shares, which are restricted as to transferability, were valued at $750,000 or $4.34 per share, which represented the fair value at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipient represented to the Company that the shares were being acquired for investment purposes.

Issued for Services

On November 16, 2011, the Company issued 100,000 shares each (a total of 200,000 shares) to two individuals for consulting and business development services.  The issued shares, which are restricted as to transferability, were valued at $0.05 per share, which represented the fair value of the Company's common stock at the time of issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

On March 9, 2011 the Company issued 62,500 shares to its former Chief Executive Officer and Chairman of the Board of Directors in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation. The shares, which are restricted as to transferability, were valued at the historical costs of the unpaid and accrued compensation at the date of issuance.

On March 9, 2011 the Company issued 62,500 shares to its former President and Chief Operating Officer and a member of the Board of Directors, in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation. The shares, which are restricted as to transferability, were valued at the historical costs of the unpaid and accrued compensation at the date of issuance.

In December 2010, the Company issued 2,299 shares to an individual for consulting services.  The issued shares, which are restricted as to transferability, were valued at $1.73 per share, which represented the fair value of the Company's common stock at the time of issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipient represented to the Company that the securities were being acquired for investment purposes.

In August 2010, the Company issued 1,988 shares to various individuals for services.  The issued shares, which are restricted as to transferability, were valued at $9.56 per share, which represented the fair value of the Company's common stock at the time of issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

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

Issued for Cash

In May 2010, the Company received $200,000 of aggregate proceeds from a private placement of 31,609 shares of the Company's common stock and 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $87.00 per share. Fees associated with this private placement were $19,025. The net proceeds of $180,975 from the private placement was primarily used for general corporate purposes related to the Company's subsidiary Aquamer Shipping Corp. The issuance of the shares and warrants, which are restricted as to transferability, was made in reliance on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Please see Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the issuance of shares.

11.	Stock Based Compensation

The Company maintains one plan, the Aquamer Medical Corp. 2010 Long Term Incentive Plan (the “2010 Plan”) under which key persons employed or retained by the Company or its subsidiaries, and any non-employee director, consultant, vendor or other individual having a business relationship with the Company may receive stock options, stock appreciation rights or restricted stock for up to 15 million shares of the Company’s common stock. Under the 2010 Plan, the exercise price of each stock option equals or exceeds the market price of the Company’s stock on the date of grant.  Stock options are granted at various times and vest over a period determined by the compensation plan, ranging from one month to three years and generally have a maximum term of ten years.  Stock appreciation rights (“SARs”) may be granted in conjunction with any stock options granted under the 2010 Plan and may be exercised by surrendering the applicable portion of the related stock option.  Upon the exercise of an SAR, the holder shall be entitled to receive an amount in cash, shares of the Company’s common stock or both, in value equal to the excess of the market price of one share of common stock over the option price per share specified in the related stock option multiplied by the number of shares in respect of which the SAR shall have been exercised, with the compensation committee (the “Committee”), if any, appointed by the Board, having the right to determine the form of payment.   Restricted stock may be awarded either alone or in addition to other awards granted under the 2010 Plan, the terms and conditions of which are to be determined by the Committee.

The fair value of each option granted under the 2010 Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

December 31, 2011
Expected life (years)	1.0-10.0
Expected stock price volatility	254.9%
Expected dividend yield	0.0%
Risk-free interest rate	0.93%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options was estimated.  The expected volatility of the Company’s options was calculated using historical data. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. If actual periods of time outstanding and rate of forfeitures differs from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

A summary of the status of the Company’s fixed stock option plan as of December 31, 2011 and the changes during the period ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at December 31, 2010	–	$–	–	$–
Granted	585,087	$0.51	0.83	0
Exercised	–	–	–	–
Forfeited	–	$–	–	–
Options outstanding at December 31, 2011	585,087	$0.51	0.83	$0

Options exercisable at December 31, 2011	585,087	$0.51	0.83	$0

There were no stock options exercised during the fiscal year ended December 31, 2011.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2011	Term (years)	Price	2011	Price
$0.00 - 0.28	500,000	0.83	$0.28	83,333	$0.28
$029. - 0.55	85,087	0.83	$0.55	14,181	$0.55

Total	585,087	0.83	$0.51	97,514	$0.51

The following table summarizes the status of the Company’s non-vested options since inception:

	Non-vested Options
		Weighted Average
	Options	Fair Value
Non-vested at December 31, 2010	-	$0.00
Granted	585,087	$0.51
Vested	97,514	$0.51
Forfeited	—	$—
Non-vested at December 31, 2011	487,573	$0.51

The total fair value of options vested was $43,131 for the period ended December 31, 2011.  As of December 31, 2011, there was $215,664 of total unrecognized compensation cost related to non-vested stock options granted under the 2010 Plan.  That cost is expected to be recognized over a weighted average period of 0.83 years. For the fiscal year ended December 31, 2011, the Company recognized $43,131 in compensation expense related to stock options. The recognition of total stock-based compensation expense impacted basic and diluted net income per common share by less than $0.01 during the fiscal year ended December 31, 2011. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards. The intrinsic value is calculated as the excess of the market value as of November 12, 2012 over the exercise price of the shares. The Company’ stock is thinly traded and the stock price for the most recent trade for the shares on November 16, 2012 was $0.20 as reported by the Pink Sheets.

12.	Earnings Per Share (“EPS”)

The following table sets forth the computation of basic and diluted income per share for the period endeds December 31, 2011 and 2010. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

	Year Ended
	December 31,
	2011	2010
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income	$(473,671)	$2,504
Less:
Dividends declared	–	–
Basic undistributed net (loss) income — attributable to common shares	$(473,671)	$2,504

Denominator:
Basic weighted average shares outstanding	3,306,431	2,002,184
Basic (Loss) Earnings Per Share — attributable to common shares	$(0.14)	$0.00

13.	Income taxes

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$599,776	$601,968
Accounts Receivable	60,000
Accrued expenses	170,704
Deferred tax liabilities:
Fixed Assets Depreciation	$(23,432)	$–
	807,049	601,968
Less valuation allowance	(807,049)	(601,968)
Net deferred tax assets (liabilities)	$–	$–

The CCS businesses had historically elected to be taxed as partnerships. As a partnership, the taxable income passes through to the members each year as earned, and thus the entity pays no federal or state income taxes. The CCS business may make distributions to, or compensate the members in amounts sufficient to pay the income taxes based on their taxable income. During the years ended December 31, 2010 and 2011 prior to its acquisition with Urban Ag, CCS made no distributions for income taxes. Upon the acquisition, the election terminated and the Company became subject to corporate taxation.

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

The Company has approximately $1,500,000 in net operating loss carryovers, prior to the acquisition of CCS, resulting in approximately $600,000 in deferred tax assets .  These carryovers expire at various dates through the year 2030.  The utilization of the Company's net operating losses incurred are strictly limited by the U.S. Internal Revenue Code due to significant changes in ownership of the Company's common stock, changes in business enterprise and other factors.  Management has determined that utilization is not assured, therefore a valuation allowance against the related deferred tax asset has been provided.  Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, then the related adjustment to income would be recorded during the period in which the determination was made. The tax rate may also vary based on the Company's results and the mix of income or loss in domestic tax jurisdictions in which the Company operates.

Uncertain Tax Positions

              The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.  The company has not had a tax audit for its open tax years 2008 through 2011.

14.	Related Party Transactions

Executive Team Compensation

Billy V. Ray Jr., was appointed Chief Executive Officer of the Company effective November 2, 2011. In connection with Mr. Ray's appointment, he entered into an employment agreement under which H2 Technologies, a company with which he has an interest, receives payments for management services. The payments totaled $2,300 for the year ended December 31, 2011.

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

Michael J, Mahoney, President and Chief Operating Officer and a member of the Board of Directors, also resigned effective March 9, 2011. In connection with Mr. Mahoney's resignation, he also entered into a Separation Agreement under which he received 62,500 shares of the Company's common stock in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation, such amount totaling $88,501 for 2010 and $31,667 for 2011.

The settlement of accrued compensation noted above with the Company’s common stock was recorded as an increase to additional paid in capital.

Marshall Sterman – Chairman

During 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of September 30, 2011, the balance of $45,000 remains accrued and unpaid. Additionally, in 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $12,813, which remains unpaid as of December 31, 2011.

15.	Concentrations and Risk

Customers

For the year ended December 31, 2011, the Company had contract revenues from four customers representing approximately 67.1% of total contract revenues, compared to contract revenues from two customers representing approximately 43.5% of total contract revenues for the same period in 2010. At December 31, 2011 and 2010, these customers accounted for $4,789,187 and $2,713,970 in sales, respectively and accounted for more than 50% of accounts receivable at those dates.

16.	Commitments and Contingencies

Legal Proceedings

The Company is a party in several legal matters arising from its ordinary course of operations, primarily those involving commercial disputes with vendors. The litigation process is inherently uncertain and it is possible that the outcome of such matters may result in a material adverse effect on the financial condition and/or results of operations of the Company. In the opinion of the management of the Company, matters currently pending or threatened against the Company are not expected to result in a material adverse effect on our financial position or result of operations.

17.	Subsequent Events

On January 11, 2012, the Company executed a Loan Purchase and Sale Agreement with Summitbridge Credit Investments LLC (“Summitbridge”) in order to resolve certain outstanding loans owed by the recently acquired CCS Environmental Worldwide Inc. to Summitbridge, along with accrued interest and fees, in the amount of $2,018,339 (the “Summitbridge Settlement”). Pursuant to the Loan Purchase and Sale Agreement, the parties agreed to the following: (i) that Summitbridge sell, assign, convey and transfer to the Company, without recourse, representation or warranty all of Summitbridge’s interest in the loans; and (ii) the Company to pay Summitbridge the amount of $1,335,000. The Company recorded a gain of $602,745 resulting from this transaction.

On January 12, 2012, the Company entered into a Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with Peter S. Johnson, Esq. as Trustee of the Magliochetti Family 2009 Trust DTD 1/12/09 (the “Magliochetti Trust”) whereby the parties agreed to the following: (i) the Magliochetti Trust agreed to lend to the Company $950,000, and (ii) for the Company to issue 10,000,000 shares of Series A Convertible Preferred Stock for $50,000 pursuant to a Certificate of Designation in form and substance acceptable to the Magliochetti Trust and to take all steps necessary and desirable to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock such that a sufficient number of such shares of common stock shall be reserved for issuance upon conversion of the Series A Preferred Stock. The loan was collateralized by all of the Company’s assets, had an interest rate of 9.5% and was repaid in full on March 12, 2012. The preferred stock has a 12% cumulative dividend rate and is convertible into two shares of the Company’s common stock per share of Preferred Stock. The 10,000,000 shares of Series A Preferred held by the Magliochetti Trust had accrued and unpaid dividends of approximately $5,100 at October 5, 2012.

On March 9, 2012, the Company entered into a Factoring & Security Agreement (the “Factoring Agreement”) with Midland American Capital (“Midland”). As part of the agreement, the Company sold its right, title and interest in its accounts receivable, with full recourse. As stipulated in the Agreement, approximately 80% of the amount of accounts receivable were purchased by Midland throughout the term of the Factoring Agreement The Factoring Agreement contains warranties and covenants that must be complied with on a continuing basis. The Company is not in compliance with the Factoring Agreement and in July 2012, Midland terminated this agreement and is applying collections to the outstanding loan. The outstanding loan was approximately $1.7 million at October 5, 2012. The factor has not advanced funds on sales subsequent to the termination in July 2012. Collections on subsequent sales are not assigned to the factor and receipts thereon are available to the Company.

Effective March 31, 2012 (“Effective Date”) the Company entered into a Stock Purchase Agreement (the "UAC Agreement”) with Distressed Asset Acquisitions, Inc. (“DAAI”) to divest itself of all ownership of its wholly owned subsidiary, Urban Agricultural Corporation (“UAC”). The UAC Agreement provides that DAAI will pay $100 and assume all liabilities as of the Effective Date for 100% of the stock in UAC. The Company recorded a gain of approximately $143,000 on the transaction.

The Company also executed a Stock Purchase Agreement with Green Wire, Inc. on March 31, 2012. Subsequently the transaction was rescinded.

On June 18, 2012, the Company entered into a Short Term Loan Agreement (“Short Term Loan”) with the Magliochetti Trust whereby the Magliochetti Trust agreed to lend to the Company $68,000 for $7,000 in interest, and for the Company to issue 500,000 shares of common stock, which are restricted as to transferability. The loan was due on or before June 25, 2012 and has not been paid.

On July 15, 2012, the Company entered into a Promissory Note Agreement with the Magliochetti Trust whereby the Magliochetti Trust agreed to lend to the Company $500,000 at an interest rate of 10%. The Promissory Note is payable on or before December 31, 2012.

Exhibits

Exhibit No.		Description

3.1	*(1)	Certificate of Incorporation
3.2	*(7)	Certificate of Amendment to Certificate of Incorporation
3.3	*(1)	By-laws
3.4	*	Third Amended and Restated Certificate of Incorporation (as amended through April 30, 2012)
4.1	*	Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with the Magliochetti Family 2009 Trust DTD 1/12/09
10.1	*(2)	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.2	*(2)	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.3	*(4)	Patent Purchase Agreement between Phillips Capital and Aquamer Medical Corp dated as of March 24, 2008
10.4	*(5)	Asset Purchase Agreement by and among Thermafreeze Products Corporation, Aquamer Medical Corp. and Aquamer Shipping Corp., dated March 21, 2010
10.5	*(5)	Consultant Services Agreement between Thermafreeze Products Corporation (assumed by Aquamer) and Thomas Belina, effective as of October 1, 2009
10.6	*(6)	Stock Purchase Agreement dated August 16, 2010 by and among Aquamer Medical Corporation and the UAC Shareholders.
10.7	*(6)	Terrasphere License Agreement dated June 27, 2010
10.8	*(6)	Employment Agreement dated May 1, 2010 between Urban Agriculture Corporation and Edwin A. Reilly.
10.9	*(6)	Employment Agreement dated July 1, 2010 between Urban Agriculture Corporation and Michael J. Mahoney.
10.10	*(9)	2010 Long-Term Incentive Plan
10.11	*(8)	Separation Agreement dated as of March 9, 2011 between Urban Ag. Corp. and Edwin A. Reilly
10.12	*(8)	Separation Agreement dated as of March 9, 2011 between Urban Ag. Corp. and Michael J. Mahoney
10.13	*	Stock Purchase Agreement with CCS Environmental Worldwide
10.14	*	Not utilized
10.15	*	Loan Purchase and Sale Agreement with Summitbridge Credit Investments LLC
10.16	*	Factoring and Security Agreement with Midland American Capital
10.17	*	Stock Purchase Agreement with Distressed Asset Acquisitions, Inc.
10.18	*	Employment Agreement dated November 2, 2011 between Urban Agricultural Corporation and Billy V. Ray, Jr.
12.1	*(3)	Joint Disclosure Statement in the definitive proxy statement on Schedule 14C filed by Bellacasa Productions, Inc. on February 1, 2007
14.1	*(2)	Code of Business Conduct filed by Bellacasa Productions, Inc.
21.0	*	Subsidiaries of Registrant
23.1		Consent of HARRIS F. RATTRAY CPA
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

* Filed herewith

*(1) Previously filed on November 20, 2006, as an exhibit to Form 10-KSB of Aquamer.

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

*(5) Previously filed on March 25, 2010, as an exhibit to Report on Form 8-K of Aquamer.

*(6) Previously filed on August 20, 2010, as an exhibit to Report on Form 8-K of Urban Ag.

*(7) Previously filed on December 27, 2010, as an exhibit to Report on Form 8-K of Urban Ag.

*(8) Previously filed on March 23, 2010, as an exhibit to Report on Form 8-K of Urban Ag.

*(9) Previously filed on December 9, 2010, as an annex to the Definitive Proxy Statement of Urban Ag,

41

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of November 2012.

Urban Ag Corp.
(Registrant)

Date: November 20, 2012	By:	/s/ Billy V. Ray Jr.
Billy V. Ray Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Billy V. Ray, Jr.	Chief Executive Officer and Director	November 23, 2012
Billy V. Ray, Jr.

/s/ Marshall Sterman	Chairman of the Board of Directors	November 23, 2012
Marshall Sterman.

/s/ Michael D. Brown	Director	November 23, 2012
Michael D. Brown

42