Form 10-Q
period 2012-03-31
URBAN AG. CORP
filed 2012-11-28
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

or

[_]    Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52327
(Commission file number)

URBAN AG. CORP
(Exact name of registrant as specified in its charter)

Delaware	80-0664054
(State of incorporation)	(IRS Employer Identification Number)

800 Turnpike Street, Suite 103 North Andover, Massachusetts 01845
(Address of principal executive offices)

(978) 739-9460
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was:

Class A Common Stock, $0.0001 par value	20,308,164 shares outstanding on November 16, 2012
Series A Preferred Stock, $0.0001 par value	10,100,000 shares outstanding on November 16, 2012

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. The forward-looking statements in this quarterly report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the marketing, commercialization and sale of our services and planned future products and product candidates; address certain markets; and evaluate additional product candidates for subsequent sales. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of an ongoing contractual dispute in connection with our accounts receivable factoring arrangement, levels of business activity, performance, or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Management's Discussion and Analysis ("MD&A") should be read together with our financial statements and related notes included elsewhere in this quarterly report. This quarterly report, including the MD&A, contains trend analysis and other forward-looking statements. Any statements in this quarterly report that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. See also Item 1A, "RISK FACTORS"

URBAN AG. CORP

FORM 10-Q

March 31, 2012

Unless the context requires otherwise, references in this quarterly report to "Urban AG.," “Urban AG,” “Urban,” "the Company," "we," "our" and "us" refer to Urban AG. Corp. This quarterly report contains trademarks and trade names of other parties.

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

URBAN AG. CORP

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
Assets
Current assets:
Cash	$25	$25
Accounts receivable, less allowances for doubtful accounts and provision for contract adjustments of $514,973 and $459,104 at March 31, 2012 and December 31, 2011, respectively	1,911,496	1,812,733
Other current assets	30,907	30,000
Total current assets	1,942,428	1,842,758

Plant, Property and Equipment, net	362,528	344,196

Other assets:
Due from related parties	136,647	33,234

Total assets	$2,441,603	$2,220,188

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and other current liabilities	$2,526,172	$2,647,042
Accrued expenses	606,515	339,993
Line of credit	1,588,180	1,996,330
Mass CDFC loan	338,077	354,503
Discontinued operations	191,538	271,848
Current portion of long-term debt	83,021	92,255
Short term notes payable	370,064	570,250

Total current liabilities	5,703,567	6,272,221

Long term debt	297,874	189,400
Net liabilities of discontinued operations	–	–
Total liabilities	$6,001,441	$6,461,621

Stockholders' deficiency
Preferred stock; authorized 50,000,000 and 10,000,000 shares; 10,000,000 and none issued and outstanding at March 31, 2012 and December 31, 2011 respectively.	1,000
Common stock, $.0001 par value; authorized 200,000,000 and 15,000,000; 20,308,164 and 11,477,184 shares issued and outstanding at March 31, 2012 and December 31, 2011 respectively.	2,030	1,148

Additional paid-in capital	2,589,779	1,891,058
Retained (deficit)	(6,152,647)	(6,133,639)

Total stockholders' (deficit)	(3,559,838)	(4,241,433)

Total liabilities and stockholders’ deficiency	$2,441,603	$2,220,188

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months ended
	March 31,	March 31,
	2012	2011

Revenue	$1,818,460	$1,073,585
Costs of sales	1,214,501	888,275
Gross profit	603,959	185,310

Costs and expenses:
General and administrative	1,151,798	581,980
Depreciation	29,367	12,675

Total costs and expenses	1,181,165	594,655

(Loss) from continuing operations before interest expense and other (income) expense	(577,206)	(409,345)

Interest expense, net of interest income	48,951	125,839
Other (income), gain on line of credit payoff	(607,149)	–

Total other (income) expense	(558,198)	125,839

(Loss) from continuing operations before income taxes	(19,008)	(535,184)

Income taxes	–	–

(Loss) from continuing operations	(19,008)	(535,184)

Net (loss)	$(19,008)	$(535,184)

Basic and diluted income (loss) per share from continuing operations	$(0.001)	$(0.252)
Weighted average basic and diluted common shares outstanding	20,308,164	2,127,184

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	3/31/2012	3/31/2011

Cash flows from operating activities:
Net income (loss)	$(19,008)	$(535,184)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation	29,367	12,675
Change in operating assets and liabilities:
(Increase)/decrease in accounts receivable, net of allowances	(98,763)	300,432
(Increase)/decrease in prepaid expenses and other current assets	(907)	–
Increase/(decrease) in accounts payable and other current liabilities	(120,870)	26,859
Increase/(decrease) in current portion of long term debt	(9,234)	(47,917)
Increase/(decrease) in accrued expenses	266,522	149,120

Net cash used in operating activities	47,107	(94,015)

Cash flows from investing activities:
Net Investment in plant, property and equipment	(47,699)	–
Net cash used in investing activities	(47,699)	–
Cash flows from financing activities:

Increase/ (decrease) in short term notes payable	(216,612)	17,156
Net increase/ (decrease) in line of credit	(408,150)	22,771
Increase in liability for costs in excess of billings	–	85,993
(Increase) in due from related parties	(103,413)	13,477
Increase/ (decrease) in long term debt	108,474	–
Increase in capital stock and additional paid in capital	700,603	–
Distributions and other equity adjustments	–	(22,999)
Net cash generated by financing activities	80,902	116,398
Change in cash from continuing operations	80,310	22,383
Change in cash from discontinued operations	(80,310)
Cash at beginning of period	25	29,455
Cash at end of period	$25	$51,838

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

   1.       Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Urban AG. Corp (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

Organization and Background

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

From 2007 to 2010 AQUM tried unsuccessfully to commercialize its medical device business and our Board of Directors closed those operations and acquired Urban Agricultural Corporation, a Delaware corporation (“UAC”). UAC holds the exclusive rights under a license from TerraSphere, Inc. (“TerraSphere”) to use their patented farming technology in Massachusetts, and the right of first refusal to purchase exclusive licenses for New Jersey, Pennsylvania and California. Under the TerraSphere license the Company receives certain vertical farming intellectual property and know-how from TerraSphere. The license was purchased by UAC in May, 2010 for $1,000,000 with $250,000 paid at acquisition and payments totaling $750,000 due by May 1, 2011. Urban Ag was unable to make payments due under the TerraSphere License . TerraSphere extended the payment terms under the TerraSphere License through December 31, 2011. Effective March 31, 2012 (“Effective Date”) the Company entered into a Stock Purchase Agreement (the "UAC Agreement”) with Distressed Asset Acquisitions, Inc. (“DAAI”) to divest itself of all of its ownership of UAC. The UAC Agreement provides that DAAI will pay $100 and assume all liabilities as of the Effective Date for 100% of the stock in UAC.

Currently the Company is focused on a long-term strategy of pursuing the consolidation of the fragmented industry that provides outsourced services to General Contractors, Facility Managers/Owners, Architects and Engineers. This industry is focused on providing construction path services including pre-construction services, site selection and preparation, hazardous material abatement and environment remediation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services.

In pursuit of this strategy, on November 7, 2011 the Company entered into a Stock Purchase Agreement (the "Agreement"), with CCS Environmental World Wide, Inc., a Delaware corporation (“CCS World Wide,” “CCS,” or the “Seller”) and the shareholders of CCS (“Shareholders”). Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, the Company issued to the CCS Shareholders an aggregate of 7,900,000 shares of the Company's common stock, $.0001 par value and five million warrants to purchase one share of common stock of the Company per Warrant. The warrants are exercisable for a period of five years at a price of $3.00 per share. The Warrants become exercisable once CCS achieves $50,000,000 in revenue in a single fiscal year. The shares purchased represented 78.8% of the outstanding common stock of the Company after the closing.

Pursuant to the Agreement, CCS became the Company's wholly-owned subsidiary. This transaction was recorded as a reverse merger. The results of operations from CCS Worldwide are included for all periods included in these condensed consolidated financial statements.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. As a result of reverse merger accounting treatment, the Company’s financial statements for the three months ended March 31, 2012 include the results of operations and financial position of CCS Worldwide. The Company’s financial statements for the year ended December 31, 2011 reflect the consolidation of CCS Worldwide with the Company effective with the date of the Agreement.

    2.       Summary of Significant Accounting Policies

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption, that the Company continues to operate as a going concern, is presently in question and contingent upon the Company's ability to raise additional funds. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced substantial losses, has a working capital deficiency of approximately $4 million, a stockholders’ deficit of approximately $6.4 million and is in default on several financial obligations at March 31, 2012, which raises substantial doubt about the Company's ability to continue as a going concern

Additionally, the Company’s accounts receivable financing arrangement has been terminated by the lender and an alternative source of financing receivables has not been obtained. Also, as of October 5, 2012, the Company has delinquent payroll taxes and union benefits arising in 2012 of approximately $900,000 and $700,000 respectively.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts and provision for contract adjustments was $514,973 at March 31, 2012 and $459,104 at December 31, 2011.

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

Property, Plant and Equipment

Property and equipment are reported at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements—Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations. The Company recorded $29,367 and $12,675 in depreciation expense for the three months ended March 31, 2012 and 2011, respectively.

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

Earnings per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Basic and diluted earnings per share are the same as outstanding options are anti-dilutive. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the Company's securities.

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

   3.       Events of Material Impact Subsequent to Year End

Summitbridge Settlement - On January 11, 2012, the Company executed a Loan Purchase and Sale Agreement with Summitbridge Credit Investments LLC (“Summitbridge”) in order to resolve certain outstanding loans owed by the recently acquired CCS Environmental Worldwide Inc. to Summitbridge, along with accrued interests and fees, in the amount of $2,018,339 (the “Summitbridge Settlement”). Pursuant to the Loan Purchase and Sale Agreement, the parties agreed to the following: (i) that Summitbridge sell, assign, convey and transfer to the Company, without recourse, representation or warranty all of Summitbridge’s interest in the loans; and (ii) the Company to pay Summitbridge the amount of $1,335,000.

Secured Promissory Note and Convertible Preferred Stock Purchase Agreement - On January 12, 2012, the Company entered into a Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with Peter S. Johnson, Esq. as Trustee of the Magliochetti Family 2009 Trust DTD 1/12/09 (the “Magliochetti Trust”) whereby the parties agreed to the following: (i) the Maliochetti Trust agreed to lend to the Company $1,000,000, and (ii) for the Company to issue 10,000,000 shares of Series A Convertible Preferred Stock pursuant to a Certificate of Designation in form and substance acceptable to the Magliochetti Trust and to take all steps necessary and desirable to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock such that a sufficient number of such shares of common stock shall be reserved for issuance upon conversion of the Series A Preferred Stock.

Factoring and Security Agreement - On March 9th, 2012, the Company entered into a Factoring & Security Agreement (the “Agreement”) with Midland American Capital (“Midland”). As part of the agreement, the Company sold its right, title and interest in its accounts receivable, with full recourse. The initial value of accounts receivable purchased by Midland was $1,100,002. As of March 31, 2012, the total outstanding accounts receivable of the Company that has been purchased by Midland is $2,317,155. As stipulated in the Agreement, approximately 80% of the amount of accounts receivable purchased by Midland throughout the term of the Agreement is funded to the Company for operational use and working capital. As of March 31, 2012, the Company has been funded a total of $1,672,291 and Midland has received a total of $236,419 in collections from the Company’s customers. The initial term of the Agreement is for 12 months and will automatically renew for an additional 12 months at the end of the initial term and each subsequent term unless terminated by the Company via 60 days written notice to Midland. The Agreement contains warranties and covenants that must be complied with on a continuing basis. Midland has terminated this agreement early and is no longer making advances on new accounts receivable.

Change in Capitalization - Effective January 12, 2012, the Board of Directors and a majority of the Company’s shareholders increased the Company's authority to issue all classes stock to 200,000,000 shares of Common Stock, $.0001 par value (“Common Stock”) and 50,000,000 shares of Preferred Stock, $.0001 par value (“Preferred Stock”). In addition, 10,000,000 shares of the authorized and un-issued Preferred Stock of the Company were designated as “Series A Preferred Stock” (“Series A Preferred”). The Third Amended and Restated Certificate of Incorporation of Urban AG. Corp was filed with the State of Delaware Secretary of State Division of Corporations on April 30, 2012 to effectuate the increases in Common Stock and Preferred Stock.

The1 0,000,000 shares of authorized Series A Preferred bear dividends at the rate of 12% of the Original Issue Price of $.005 per share, per annum, plus any previously issued and accrued dividends (compounded monthly) to be declared and paid monthly in cash. Holders of shares of Series A Preferred have voting rights equal to two times the number of shares of Common Stock to be received upon conversion of the Series A Preferred. The Series A Preferred Shares are convertible initially into shares of common stock on a one-to-one basis, subject to adjustment to prevent dilution of the conversion rights of the holders resulting from the issuance of shares of common stock or rights to acquire common stock. The holders of the Common Stock and the holders of Series A Preferred each voting as a class, are each entitled to elect two directors.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Organization and Background

Urban Ag. Corp. (the “registrant”, “Company,” “we”, “us”, “our”, or “Urban Ag”) is the successor entity to Aquamer, Inc. (“AQUM”), a Delaware corporation, which was established in February 2000 to commercialize proprietary medical devices. In 2005 Aquamer became a wholly owned subsidiary of Bellacasa Productions, Inc. (“Bellacasa”) a publicly traded company, which in 2007 distributed 100% of its AQUM shares to its shareholders, thus creating a public entity that traded as AQUM. The Company is a calendar year corporation.

Business Overview

From 2007 to 2010 AQUM tried unsuccessfully to commercialize its medical device business and our Board of Directors closed those operations and acquired Urban Agricultural Corporation, a Delaware corporation (“UAC”). UAC holds the exclusive rights under a license from TerraSphere, Inc. (“TerraSphere”) to use their patented farming technology in Massachusetts, and the right of first refusal to purchase exclusive licenses for New Jersey, Pennsylvania and California. Under the TerraSphere license the Company receives certain vertical farming intellectual property and know-how from TerraSphere. The license was purchased by UAC in May, 2010 for $1,000,000 with $250,000 paid at acquisition and payments totaling $750,000 due by May 1, 2011. Urban Ag was unable to make payments due under the TerraSphere License . TerraSphere extended the payment terms under the TerraSphere License through December 31, 2011. Effective March 31, 2012 (“Effective Date”) the Company entered into a Stock Purchase Agreement (the "UAC Agreement”) with Distressed Asset Acquisitions, Inc. (“DAAI”) to divest itself of all of its ownership of UAC. The UAC Agreement provides that DAAI will pay $100 and assume all liabilities as of the Effective Date for 100% of the stock in UAC.

Currently the Company is focused on a long-term strategy of pursuing the consolidation of the fragmented industry that provides outsourced services to General Contractors, Facility Managers/Owners, Architects and Engineers. This industry is focused on providing construction path services including pre-construction services, site selection and preparation, hazardous material abatement and environment remediation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services.

In pursuit of this strategy, on November 7, 2011 the Company entered into a Stock Purchase Agreement (the "Agreement"), with CCS Environmental World Wide, Inc., a Delaware corporation (“CCS World Wide,” “CCS,” or the “Seller”) and the shareholders of CCS (“Shareholders”). Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, the Company issued to the CCS Shareholders an aggregate of 7,900,000 shares of the Company's common stock, $.0001 par value and five million warrants to purchase one share of common stock of the Company per Warrant. The warrants are exercisable for a period of five years at a price of $3.00 per share. The Warrants become exercisable once CCS achieves $50,000,000 in revenue in a single fiscal year. The shares purchased represented 78.8% of the outstanding common stock of the Company after the closing.

Pursuant to the Agreement, CCS became the Company's wholly-owned subsidiary. This transaction was recorded as a reverse merger. The results of operations from CCS Worldwide are included for all periods included in these condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

NET REVENUES - Net revenues for the three months ended March 31,2012 increased by $744,875 or approximately 69% to $1,818,460 from $1,073,585 in the comparable period in 2011.

Most of the increase in sales consisted of greater sales in our core asbestos removal service line and approximately 15% of the increased sales was attributed to other services.

COST OF SALES - Cost of sales for the three months ended March 31, 2012 increased by $326,226 or approximately 37% to $1,214,501 from $888,275 in the comparable period in 2011.

Cost of sales decreased to approximately 66% of sales from 88% of sales for the comparable period in 2011. Our cost of sales percentages have historically fluctuated greatly depending on the composition of union and non-union work and on the cost of waste disposal charges. Union work generally has much tighter margins and is generally less profitable to the Company. In addition, the profit margins on fixed bid work can vary greatly and sometimes results in net losses on the job compared to cost plus work.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended March 31, 2012 increased by approximately $570,000 or 98% to $1,151,798 from $581,980 in the comparable period in 2011.

The increase in general and administrative costs consisted primarily of increased costs of approximately $234,000 in indirect salaries and wages and approximately $235,000 in legal and professional advisory fees. The balance of the change was comprised of increases and decreases in various general and administrative costs of approximately $101,000.

DEPRECIATION - Depreciation increased for the three months ended March 31, 2012 by $16,992 or approximately 132% to $29,367 from $12,675 in the comparable period in 2011. The change is not significant and the Company did not add significant property plant or equipment to its operations for the three months ended March 31, 2012.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended March 31, 2012 decreased by $76,888 or approximately 61% to $48,951 from $125,839 in the comparable period in 2011. The change in interest expense was attributed to various refinancing activities carrying different terms and rates in the 2012 period compared to the comparable period in 2011.

OTHER INCOME – Other income for the three months ended March 31, 2012 was $607,149. There was no other income for the comparable period in 2011. The other income of $607,149 related to a one time gain on the re-financing and discount recognized on the payoff of the Company’s line of credit.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had unrestricted cash of less than $1,000 and a working capital deficit of approximately $4.4 million. Our financial condition has been materially and adversely affected by certain negative actions taken by our accounts receivable factor.

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

To the extent we are able, if we are able, to obtain additional financing, the proceeds will be applied to pay our current liabilities and for working capital purposes.

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

On January 12, 2012, the Company entered into a Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with Peter S. Johnson, Esq. as Trustee of the Magliochetti Family 2009 Trust DTD 1/12/09 (the “Magliochetti Trust”) whereby the Company and the Magliochetti Trust agreed to the following: (i) the Magliochetti Trust agreed to lend to the Company $950,000 in cash, and (ii) for the Company to issue 10,000,000 shares of Series A Convertible Preferred Stock pursuant to a Certificate of Designation in form and substance acceptable to the Magliochetti Trust and to take all steps necessary and desirable to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock such that a sufficient number of such shares of common stock shall be reserved for issuance upon conversion of the Series A Preferred Stock

On March 9th, 2012, the Company, through its operating subsidiaries, CCS Environmental Worldwide Inc., a Delaware Corporation, CSS Environmental Services Inc., a Delaware Corporation, Commonwealth Contracting Services LLC, a Massachusetts limited liability company, and CCS Special Projects LLC, a Massachusetts limited liability company (individually each the “Seller”, or “Sellers”) entered into a Factoring & Security Agreement (the “Factoring Agreement”) with Midland American Capital (“Midland”). As part of the Factoring Agreement, each Seller sold its rights, title and interest in its accounts receivable, with full recourse. The initial value of accounts receivable purchased by Midland was $1,100,002. As of March 31, 2012, the total outstanding accounts receivable of the Company that have been purchased by Midland is $2,317,155. As stipulated in the Factoring Agreement, approximately 80% of the amount of accounts receivable purchased by Midland throughout the term of the Factoring Agreement is funded to each Seller by Midland for operational use and working capital. As of March 31, 2012, the Sellers had been funded a total of $1,672,291 and Midland has received a total of $236,419 in collections from the Sellers’ customers. The Factoring Agreement initial Term began on March 9, 2012 for a one year period and shall be automatically extended for successive one year terms unless each Seller shall provide written notice to Midland of Sellers’ shared intention to terminate whereupon the Factoring Agreement shall terminate on the effective date specified in such notice of termination (such effective date being the “Early Termination Date”). The termination date is the earlier of (i) the Early Termination Date, or (ii) the end of the last Term that was not followed by an extension or renewal under the Factoring Agreement. The Factoring Agreement contains warranties and covenants that must be complied with on a continuing basis. The Purchaser has asserted an event of default under the terms of the Factoring Agreement, as amended. The Company is in the process of an orderly winding down of its obligations under the Factoring Agreement. The Sellers’ obligations under the Factoring Agreement, as amended, have been guaranteed by the Company.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (the “1934 Act”), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures are not effective to ensure that all material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the 1934 Act, and the rules and regulations promulgated there-under.

Based upon this evaluation the Certifying Officer has concluded that the following material weaknesses in our disclosure controls and procedures existed as of the end of the period covered by this quarterly report:

•	Lack of reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of March 31, 2012, the Company's internal control over financial reporting is not effective based on those criteria. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report. Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of business, we may from time to time be involved in various threatened or actual legal proceedings which the company will vigorously defend. The litigation process is inherently uncertain and it is possible that the outcome of such matters may result in a material adverse effect on the financial condition and/or results of operations of the Company. In the opinion of the management of AQUM, matters currently pending or threatened against the Company are not expected to result in a material adverse effect on our financial position or result of operations.

ITEM 1A – RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RISKS RELATED TO OUR BUSINESS

If our attempts to secure additional financing are not successful, we will be required to cease or curtail our operations, or obtain funds on unfavorable terms. These factors create a substantial doubt about our ability to continue as a going concern.

Our available resources are not sufficient to fund our operations, without additional sources of financing we would not be able to continue our business, and we expect to incur operating losses for the foreseeable future. Consequently, in order to maintain our operations, which we have already curtailed substantially, we will need to access additional equity or debt capital. Securing financing is proving even more difficult than anticipated. These factors create a substantial doubt about our ability to continue as a going concern. In light of our negative stockholders’ equity, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to continue our operations and, to the extent available, to fund the development of our business. In any of such events, the continuation of our operations would be materially and adversely affected and we may have to cease conducting business.

As noted above, Urban Ag is in the process of attempting to secure sufficient financing to continue operations. We have been working to obtain financing from outside investors for more than 6 months, but have not yet been successful. In the interim, short-term debt financing provided primarily by a corporate investor has secured all of the company’s assets, and is being utilized to support governance and compliance activities. Additionally, non-payment of professional and other service providers and reduced general spending have been instituted until such time as financing is secured, if ever. If we are unable to obtain financing, we will be required to further curtail our operations or cease conducting business. Given our current level of debt, we do not expect that our stockholders would receive any proceeds if we declare bankruptcy or seek to liquidate the Company.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Urban Ag Medical Corp. (Registrant)

By:	/s/ Billy V. Ray, Jr.
Billy V. Ray, Jr. Chief Financial Officer

Date: November 27, 2012

