Form 10-Q
period 2012-06-30
URBAN AG. CORP
filed 2012-11-28
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

or

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. See also Item 1A, "RISK FACTORS"

2

URBAN AG CORP.

FORM 10-Q

June 30, 2012

Unless the context requires otherwise, references in this quarterly report to "Urban AG.," “Urban AG,” “Urban,” "the Company," "we," "our" and "us" refer to Urban AG. Corp. This quarterly report contains trademarks and trade names of other parties.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)

Condensed Consolidated Balance Sheets

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
Assets
Current assets:
Cash	$36,025	$25
Accounts receivable, less allowances for doubtful accounts and provision for contract adjustments of $564,973 and $459,104 at June 30, 2012 and December 31, 2011, respectively	1,953,865	1,812,733
Other current assets	30,907	30,000
Total current assets	2,020,797	1,842,758

Fixed assets, net	356,958	344,196

Other assets:
Due from related parties	–	33,234

Total assets	$2,377,755	$2,220,188

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and other current liabilities	$3,117,849	$2,647,042
Accrued expenses	1,085,429	339,993
Due to related parties	70,209	–
Line of credit	1,377,910	1,996,330
Mass CDFC loan	327,039	354,503
Discontinued operations	191,538	271,848
Current portion of long-term debt	98,276	92,255
Short term notes payable	393,209	570,250
Total current liabilities	6,661,459	6,272,221

Long term debt	285,705	189,400
Net liabilities of discontinued operations	–	–
Total liabilities	$6,947,164	$6,461,621
Stockholders' deficiency
Preferred stock, $.0001 par value; authorized 50,000,000 and 10,000,000 shares; 10,000,000 and none issued and outstanding at June 30, 2012 and December 31, 2011 respectively.	1,000	–
Common stock, $.0001 par value; authorized 200,000,000 and 15,000,000; 20,308,164 and 11,477,184 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively.	2,030	1,148

Additional paid-in capital	2,569,804	1,891,058
Retained deficit	(7,142,243)	(6,133,639)

Total stockholders' equity	(4,569,409)	(4,241,433)

Total liabilities and stockholders’ deficiency	$2,377,755	$2,220,188

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months ended		Six Months ended
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011

Revenue	$1,724,229	$2,448,618	$3,542,689	$3,522,203
Costs of sales	1,841,063	924,822	3,055,564	1,813,097
Gross profit (loss)	(116,834)	1,523,796	487,125	1,709,106

Costs and expenses:
General and administrative	722,052	486,335	1,873,850	1,068,315
Depreciation	31,070	15,109	60,437	27,784

Total costs and expenses	753,122	501,444	1,934,287	1,096,099

Income (Loss) from continuing operations before other (income) and expense	(869,956)	1,022,352	(1,447,162)	613,007

Interest expense, net of interest income	119,640	234,992	168,591	360,831
Other (income) expense			(607,149)

Total other (income) and expense	119,640	234,992	(438,558)	360,831

Income (Loss) from continuing operations before income taxes	(989,596)	787,360	(1,008,604)	252,176

Income taxes	–		–	–

Income (loss) from continuing operations	(989,596)	787,360	(1,008,604)	252,176

Net income (loss)	$(989,596)	$787,360	$(1,008,604)	$252,176

Basic and diluted income (loss) per share from continuing operations	$(0.05)	$0.37	$(0.05)	$0.12

Weighted average basic and diluted common shares outstanding	20,308,164	2,127,184	20,308,164	2,127,184

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$(1,008,604)	$252,176
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation	60,437	27,784
Change in operating assets and liabilities:
(Increase)/decrease in accounts receivable, net of allowances	(141,132)	(281,625)
(Increase)/decrease in prepaid expenses and other current assets	(907)	–
Increase/(decrease) in accounts payable and other current liabilities	470,807	(135,108)
Increase/(decrease) in accrued expenses	745,436	123,100
Increase/(decrease) in current portion of long term debt	6,021	9,362

Net cash used in operating activities	132,058	(4,311)

Cash flows from investing activities:
Net investment in plant, property and equipment	(73,199)	(131,974)
Net cash used in investing activities	(73,199)	(131,974)
Cash flows from financing activities:

Increase/ (decrease) in short term notes payable	(204,505)	38,095
Net increase/ (decrease) in line of credit	(618,420)	116,443
Net change in due to related parties	103,443	25,749
Increase/ (decrease) in long term debt	96,305
Increase in capital stock and additional paid in capital	680,628
Distributions and other equity adjustments		(68,625)
Net cash generated by financing activities	57,451	111,662
Change in cash from continuing operations	116,310	(24,623)
Change in cash from discontinued operations	(80,310)
Cash at beginning of period	25	29,455
Cash at end of period	$36,025	$4,832

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP)

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(unaudited)

1.	Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Urban AG. Corp (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. As a result of reverse merger accounting treatment, the Company’s financial statements for the three and six months ended June 30, 2012 include the results of operations and financial position of CCS Worldwide. The Company’s financial statements for the year ended December 31, 2011 reflect the consolidation of CCS Worldwide with the Company effective with the date of the Agreement.

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption, that the Company continues to operate as a going concern, is presently in question and contingent upon the Company's ability to raise additional funds. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced substantial losses, has a working capital deficiency of approximately $4.6 million, a stockholders’ deficit of approximately $7.1 million and is in default on several financial obligations at June 30, 2012, which raises substantial doubt about the Company's ability to continue as a going concern

Additionally, the Company’s accounts receivable financing arrangement has been terminated by the lender and an alternative source of financing receivables has not been obtained. Also, as of October 5, 2012, the Company has delinquent payroll taxes and union benefits arising in 2012 of approximately $900,000 and $700,000 respectively.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts and provision for contract adjustments was $564,973 at June 30, 2012 and $459,104 at December 31, 2011.

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

Property, Plant and Equipment

Property and equipment are reported at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements—Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations. The Company recorded $31,070 and $15,109 in depreciation expense for the three months ended June 30, 2012 and 2011, respectively. The Company recorded $60,437 and $27,784 in depreciation expense for the six months ended June 30, 2012 and 2011, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

NET REVENUES - Net revenues for the three months ended June 30, 2012 decreased by $724,389 or approximately 30% to $1,724,229 from $2,448,618 in the comparable period in 2011.

The Company’s decreased revenue in 2012 over the comparable three month period in 2011 consisted of decreased sales in our core asbestos business of approximately $302,000 and decreased sales in our other services of approximately $422,000.

COST OF SALES - Cost of sales for the three months ended June 30, 2012 increased by $916,241 or approximately 99% to $1,841,063 from $924,822 in the comparable period in 2011.

Cost of sales for the three months ended June 30, 2012 increased to approximately 107% of sales causing a gross loss of $116,834 from 38% of sales, or a $1,523,796 gross profit, for the comparable three month period in 2011. Our cost of sales percentages have historically fluctuated greatly depending on the composition of union and non-union work and on the cost of waste disposal charges. Union work generally has much tighter margins and is generally less profitable to the Company. In addition, the profit margins on fixed bid work can vary greatly and sometimes results in gross losses on those types of jobs compared to jobs that are comprised of, and are billed on, a cost plus basis.

Union cost overruns and charges for union labor represented the bulk of the adverse changes in the three months ended June 30, 2012 over the comparable 2011 period. Labor costs increased from approximately 27% of sales for the three months ended June 30, 2011 to approximately 59% of sales for the three months ended June 20, 2012. Union benefit charges increased from approximately 7% of sales to approximately 33% of sale for the same periods.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended June 30, 2012 increased by approximately $236,000 or 48% to $722,052 from $486,335 in the comparable period in 2011.

The increase in general and administrative costs consisted primarily of increased indirect salaries and wage costs of approximately $200,000. The balance of the change was comprised of increases and decreases in various general and administrative costs of approximately $36,000.

DEPRECIATION - Depreciation for the three months ended June 30, 2012 increased by $15,961 or approximately 106% to $31,070 from $15,109 in the comparable period in 2011.

The change is correlative to increased investment in property plant and equipment in 2012 over the comparable period in 2011.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended June 30, 2012 decreased by $115,352 or approximately 49% to $119,640 from $234,992 in the comparable period in 2011.

The change in interest expense was attributed to various refinancing activities carrying different terms and rates in the 2012 period compared to the comparable period in 2011.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

NET REVENUES - Net revenues for the six months ended June 30, 2012 increased by $20,486 or approximately 0.6% to $3,542,689 from $3,522,203 in the comparable period in 2011.

Although revenue remained relatively flat in 2012 over the comparable 6 month period in 2011, sales in our core asbestos business increased approximately $276,000 and sales in our other services decreased approximately $256,000.

COST OF SALES - Cost of sales for the six months ended June 30, 2012 increased by $1,242,467 or approximately 69% to $3,055,564 from $1,813,097 in the comparable period in 2011.

Cost of sales increased to approximately 86% of sales from 51% of sales for the comparable period in 2011. Our cost of sales percentages have historically fluctuated greatly depending on the composition of union and non-union work and on the cost of waste disposal charges. Union work generally has much tighter margins and is generally less profitable to the Company. In addition, the profit margins on fixed bid work can vary greatly and sometimes results in gross losses on those types of jobs compared to jobs that are comprised of, and are billed on, a cost plus basis. Most of the increased cost margin for the six months ended June 30, 2012 occurred in the three months ended June 30, 2012.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the six months ended June 30, 2012 increased by approximately $806,000 or 75% to $1,873,850 from $1,068,315 in the comparable period in 2011.

The increase in general and administrative costs consisted primarily of increased costs of approximately $425,000 in indirect salaries and wages and approximately $227,000 in legal and professional advisory fees. The balance of the change was comprised of increases and decreases in various general and administrative costs of approximately $154,000.

DEPRECIATION - Depreciation increased for the six months ended June 30, 2012 increased by $32,653 or approximately 118% to $60,437 from $27,784 in the comparable period in 2011.

The change is correlative to increased investment in property plant and equipment in 2012 over the comparable period in 2011.

INTEREST, NET OF INTEREST INCOME - Interest expense for the six months ended June 30, 2012 decreased by $192,240 or approximately 53% to $168,591 from $360,831 in the comparable period in 2011.

The change in interest expense was attributed to various refinancing activities carrying different terms and rates in the 2012 period compared to the comparable period in 2011.

OTHER INCOME - Other income for the six months ended June 30, 2012 was $607,149. There was no other income for the comparable period in 2011. The other income of $607,149 related to a one time gain on the re-financing and discount recognized on the payoff of the Company’s line of credit.

LIQUIDITY AND CAPITAL RESOURNCES

At June 30, 2012, we had unrestricted cash of $36,025 and a working capital deficit of approximately $4.6 million. Our financial condition has been materially and adversely affected by certain negative actions taken by our accounts receivable factor.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Urban Ag Medical Corp.
(Registrant)

Date: November 28, 2012	By:	/s/ Billy V. Ray, Jr.
Billy V. Ray, Jr. Chief Financial Officer

