Form 10-Q
period 2012-09-30
URBAN AG. CORP
filed 2012-11-29
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. See also Item 1A, "RISK FACTORS"

URBAN AG CORP.

FORM 10-Q

September 30, 2012

Unless the context requires otherwise, references in this quarterly report to "Urban AG.," “Urban AG,” “Urban,” "the Company," "we," "our" and "us" refer to Urban AG. Corp. This quarterly report contains trademarks and trade names of other parties.

1

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)

Condensed Consolidated Balance Sheets

	September 30, 2012 (unaudited)	December 31, 2011 (audited)
Assets
Current assets:
Cash	$25	$25
Accounts receivable, less allowances for doubtful accounts and provision for contract adjustments of $564,972 and $459,104 at September 30, 2012 and December 31, 2011, respectively	2,475,840	1,812,733
Other current assets	31,657	30,000
Total current assets	2,507,522	1,842,758

Fixed assets, net	327,858	344,196

Other assets:
Due from related parties	170,522	33,234

Total assets	$3,005,902	$2,220,188

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and other current liabilities	$2,838,612	$2,647,042
Accrued expenses and payroll tax liabilities	1,494,555	339,993
Due to related parties	–	–
Line of credit	1,371,360	1,996,330
Mass CDFC loan	327,039	354,503
Discontinued operations	191,538	271,848
Current portion of long-term debt	378,407	92,255
Short term notes payable	937,881	570,250
Total current liabilities	7,539,392	6,272,221

Long term debt	–	189,400
Net liabilities of discontinued operations	–	–
Total liabilities	$7,539,392	$6,461,621
Stockholders' deficiency
Preferred stock, $.0001 par value; authorized 50,000,000 and 10,000,000 shares; 10,000,000 and none issued and outstanding at September 30, 2012 and December 31, 2011 respectively.	1,000	–
Common stock, $.0001 par value; authorized 200,000,000 and 15,000,000; 20,308,164 and 11,477,184 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively.	2,030	1,148

Additional paid-in capital	2,569,804	1,891,058
Retained deficit	(7,106,324)	(6,133,639)

Total stockholders' equity	(4,533,490)	(4,241,433)

Total liabilities and stockholders’ deficiency	$3,005,902	$2,220,188

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months ended		Nine Months ended
	September 30	September 30	September 30	September 30
	2012	2011	2012	2011

Revenue	$1,963,691	$1,860,926	$5,506,380	$5,383,129
Costs of sales	1,729,210	1,552,096	4,784,774	3,365,193
Gross profit	234,481	308,830	721,606	2,017,936

Costs and expenses:
General and administrative	156,802	642,568	2,030,651	1,710,883
Depreciation	29,100	17,819	89,537	45,603

Total costs and expenses	185,902	660,387	2,120,188	1,756,486

Income (Loss) from continuing operations before other (income) and expense	48,579	(351,557)	(1,398,582)	261,450

Interest expense, net of interest income	12,661	42,663	181,252	403,494
Other (income) expense		(10,600)	(607,149)	(10,600)

Total other (income) and expense	12,661	32,063	(425,897)	392,894

Income (Loss) from continuing operations before income taxes	35,918	(383,620)	(972,685)	(131,444)

Income taxes	–		–	–

Income (loss) from continuing operations	35,918	(383,620)	(972,685)	(131,444)

Net income (loss)	$35,918	$(383,620)	$(972,685)	$(131,444)

Basic and diluted income (loss) per share from continuing operations	$0.001	$(0.18)	$(0.05)	$(0.06)

Weighted average basic and diluted common shares outstanding	20,308,164	2,127,184	20,308,164	2,127,184

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$(972,685)	$(131,444)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation	89,537	45,603
Change in operating assets and liabilities:
(Increase)/decrease in accounts receivable, net of allowances	(663,107)	101,398
(Increase)/decrease in prepaid expenses and other current assets	(1,657)	(30,000)
Increase/(decrease) in accounts payable and other current liabilities	191,570	(80,430)
Increase/(decrease) in accrued expenses	1,154,562	174,300
Increase/(decrease) in current portion of long term debt	286,152	(47,917)

Net cash used in operating activities	84,372	31,510

Cash flows from investing activities:
Net investment in plant, property and equipment	(73,199)	(157,230)
Net cash used in investing activities	(73,199)	(157,230)
Cash flows from financing activities:

Increase/ (decrease) in short term notes payable	340,167	364,473
Net increase/ (decrease) in line of credit	(624,970)	176,443
Net change in due to, due from related parties	(137,288)	4,363
Increase/ (decrease) in long term debt	(189,400)	(275,344)
Increase in capital stock and additional paid in capital	680,628
Distributions and other equity adjustments		(173,625)
Net cash generated by financing activities	69,137	96,310
Change in cash from continuing operations	80,310	(29,410)
Change in cash from discontinued operations	(80,310)	–
Cash at beginning of period	25	29,455
Cash at end of period	$25	$45

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP)

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

1. Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Urban AG. Corp (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

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

   2.     Summary of Significant Accounting Policies

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption, that the Company continues to operate as a going concern, is presently in question and contingent upon the Company's ability to raise additional funds. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced substantial losses, has a working capital deficiency of approximately $5.0 million, a stockholders’ deficit of approximately $7.1 million and is in default on several financial obligations at September 30, 2012, which raises substantial doubt about the Company's ability to continue as a going concern.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts and provision for contract adjustments was $564,972 at September 30, 2012 and $459,104 at December 31, 2011.

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

Property, Plant and Equipment

Property and equipment are reported at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements—Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations. The Company recorded $89,537 and $45,603 in depreciation expense for the nine months ended September 30, 2012 and 2011, respectively. The Company recorded $29,100 and $17,819 in depreciation expense for the three months ended September 30, 2012 and 2011, respectively.

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

The10,000,000 shares of authorized Series A Preferred bear dividends at the rate of 12% of the Original Issue Price of $.005 per share, per annum, plus any previously issued and accrued dividends (compounded monthly) to be declared and paid monthly in cash. Holders of shares of Series A Preferred have voting rights equal to two times the number of shares of Common Stock to be received upon conversion of the Series A Preferred. The Series A Preferred Shares are convertible initially into shares of common stock on a one-to-one basis, subject to adjustment to prevent dilution of the conversion rights of the holders resulting from the issuance of shares of common stock or rights to acquire common stock. The holders of the Common Stock and the holders of Series A Preferred each voting as a class, are each entitled to elect two directors.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

NET REVENUES - Net revenues for the three months ended September 30, 2012 increased by $102,765 or approximately 6% to $1,963,691 from $1,860,926 in the comparable period in 2011.

The $102,765 change in net revenues from 2012 over the comparable three month period in 2011 consisted of increased sales in our core asbestos business of approximately $248,000 and decreased sales in our other services of approximately $145,000.

COST OF SALES - Cost of sales for the three months ended September 30, 2012 increased by $177,144 or approximately 11% to $1,729,210 from $1,552,096 in the comparable period in 2011.

The increase in cost of sales is correlative to the increase in sales for the three months ended September 30, 2012 over the comparable period in 2011. Cost ratios for direct labor and union costs, direct materials, subcontractors, waste disposal, other trades, and other direct costs remained reasonably consistent for the three months ended September 30, 2012 over the comparable period in 2011.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended September 30, 2012 decreased by approximately $486,000 or 76% to $156,802 from $642,568 in the comparable period in 2011.

The decrease in general and administrative costs consisted primarily of decreased costs of approximately $295,000 in indirect salaries and wages and approximately $117,000 in legal and professional advisory fees. The balance of the change was comprised of increases and decreases in various general and administrative costs netting to approximately $74,000.

DEPRECIATION - Depreciation increased for the three months ended September 30, 2012 increased by $11,281 or approximately 63% to $29,100 from $17,819 in the comparable period in 2011.

The change is correlative to increased investment in property plant and equipment in 2012 over the comparable period in 2011.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended September 30, 2012 decreased by $30,002 or approximately 70% to $12,661 from $42,663 in the comparable period in 2011.

The change in interest expense was attributed to various refinancing activities carrying different terms and rates in the 2012 period compared to the comparable period in 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

NET REVENUES - Net revenues for the nine months ended September 30, 2012 increased by $123,251 or approximately 2% to $5,506,380 from $5,383,129 in the comparable period in 2011.

The $123,251 change in net revenues from 2012 over the comparable nine month period in 2011 consisted of increased sales in our core asbestos business of approximately $523,000 and decreased sales in our other services of approximately $400,000.

COST OF SALES - Cost of sales for the nine months ended September 30, 2012 increased by $1,419,581 or approximately 42% to $4,784,774 from $3,365,193 in the comparable period in 2011.

Cost of sales for the nine months ended September 30, 2012 increased to approximately 87% of sales from 62% of sales for the comparable nine month period in 2011. Our cost of sales percentages have historically fluctuated greatly depending on the composition of union and non-union work and on the cost of waste disposal charges. Union work generally has much tighter margins and is generally less profitable to the Company. In addition, the profit margins on fixed bid work can vary greatly and sometimes results in gross losses on those types of jobs compared to jobs that are comprised of, and are billed on, a cost plus basis.

Union cost overruns and charges for union labor represented the bulk of the adverse changes in the nine months ended September 30, 2012 over the comparable 2011 period. Labor costs increased from approximately 35% of sales for the nine months ended September 30, 2011 to approximately 49% of sales for the nine months ended September 30, 2012. Union benefit charges increased from approximately 14% of sales to approximately 26% of sale for the same periods.

Most of the adverse increased cost margin for the nine months ended September 30, 2012 occurred in the three months ended June 30, 2012.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the nine months ended September 30, 2012 increased by approximately $319,768 or 19% to $2,030,651 from $1,710,883 in the comparable period in 2011.

The increase in general and administrative costs consisted primarily of increased costs of approximately $129,000 in indirect salaries and wages and approximately $200,000 in legal and professional advisory fees. The balance of the change was comprised of increases and (decreases) in various general and administrative costs netting to approximately ($9,000).

DEPRECIATION - Depreciation for the nine months ended September 30, 2012 increased by $43,934 or approximately 96% to $89,537 from $45,603 in the comparable period in 2011.

The change is correlative to increased investment in property plant and equipment in 2012 over the comparable period in 2011.

INTEREST, NET OF INTEREST INCOME - Interest expense for the nine months ended September 30, 2012 decreased by $222,242 or approximately 55% to $181,252 from $403,494 in the comparable period in 2011.

The change in interest expense was attributed to various refinancing activities carrying different terms and rates in the 2012 period compared to the comparable period in 2011.

OTHER INCOME – Other income for the nine months ended September 30, 2012 was $607,149. This other income of $607,149 related to a one time gain on the re-financing and discount recognized on the payoff of the Company’s line of credit. The other income of $10,600 for the comparable period in 2011 was principally comprised on gain from the disposition of certain property plant and equipment.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had unrestricted cash of less than $1,000 and a working capital deficit of approximately $5.0 million. Our financial condition has been materially and adversely affected by certain negative actions taken by our accounts receivable factor.

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

Date: November 28, 2012

