Form 10-K/A
period 2011-12-31
URBAN AG. CORP
filed 2013-01-25
CIK 1381324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was:

Class A Common Stock, $0.0001 par value 20,308,164 shares outstanding on October 5, 2012

Series A Preferred Stock, $0.0001 par value 10,100,000 shares outstanding on October 5, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Urban Ag, Inc, (the "Company") is filing this Amendment  to its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission ("SEC") on November 23, 2012 for the purpose of amending the Audit Report contained in the original filing.   As such, this filing should be read in conjunction with the Form 10-K  previously filed with the SEC as stated above.  Accordingly, unless otherwise expressly stated, this Amendment  does not reflect events occurring after the filing of the original Form 10-K or modify or update in any way disclosures contained in the original Form 10-K.

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

The Board of Directors

Urban AG. Corp.

Boston, Massachusetts

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

I have audited the accompanying consolidated balance sheets of, Urban AG. Corp. and subsidiaries (the "Company") as of December 31, 2011 and 2010 , and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits. The consolidated financial statements for the period from inception (February 4, 2000) to December 31, 2009 , were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

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

Exhibits

Exhibit No.		Description

3.1	*(1)	Certificate of Incorporation
3.2	*(7)	Certificate of Amendment to Certificate of Incorporation
3.3	*(1)	By-laws
3.4	*	Third Amended and Restated Certificate of Incorporation (as amended through April 30, 2012)
4.1	*	Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with the Magliochetti Family 2009 Trust DTD 1/12/09
10.1	*(2)	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.2	*(2)	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.3	*(4)	Patent Purchase Agreement between Phillips Capital and Aquamer Medical Corp dated as of March 24, 2008
10.4	*(5)	Asset Purchase Agreement by and among Thermafreeze Products Corporation, Aquamer Medical Corp. and Aquamer Shipping Corp., dated March 21, 2010
10.5	*(5)	Consultant Services Agreement between Thermafreeze Products Corporation (assumed by Aquamer) and Thomas Belina, effective as of October 1, 2009
10.6	*(6)	Stock Purchase Agreement dated August 16, 2010 by and among Aquamer Medical Corporation and the UAC Shareholders.
10.7	*(6)	Terrasphere License Agreement dated June 27, 2010
10.8	*(6)	Employment Agreement dated May 1, 2010 between Urban Agriculture Corporation and Edwin A. Reilly.
10.9	*(6)	Employment Agreement dated July 1, 2010 between Urban Agriculture Corporation and Michael J. Mahoney.
10.10	*(9)	2010 Long-Term Incentive Plan
10.11	*(8)	Separation Agreement dated as of March 9, 2011 between Urban Ag. Corp. and Edwin A. Reilly
10.12	*(8)	Separation Agreement dated as of March 9, 2011 between Urban Ag. Corp. and Michael J. Mahoney
10.13	* (10)	Stock Purchase Agreement with CCS Environmental Worldwide
10.14	*	Not utilized
10.15	* (10)	Loan Purchase and Sale Agreement with Summitbridge Credit Investments LLC
10.16	* (10)	Factoring and Security Agreement with Midland American Capital
10.17	* (10)	Stock Purchase Agreement with Distressed Asset Acquisitions, Inc.
10.18	* (10)	Employment Agreement dated November 2, 2011 between Urban Agricultural Corporation and Billy V. Ray, Jr.
12.1	*(3)	Joint Disclosure Statement in the definitive proxy statement on Schedule 14C filed by Bellacasa Productions, Inc. on February 1, 2007
14.1	*(2)	Code of Business Conduct filed by Bellacasa Productions, Inc.
21.0	* (10)	Subsidiaries of Registrant
23.1	*	Consent of HARRIS F. RATTRAY CPA
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

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

*(6) Previously filed on August 20, 2010, as an exhibit to Report on Form 8-K of Urban Ag.

*(7) Previously filed on December 27, 2010, as an exhibit to Report on Form 8-K of Urban Ag.

*(8) Previously filed on March 23, 2010, as an exhibit to Report on Form 8-K of Urban Ag.

*(9) Previously filed on December 9, 2010, as an annex to the Definitive Proxy Statement of Urban Ag.

*(10) Previously filed on November 23 2012, as an exhibit to Form 10-K of Urban Ag .

41

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of January 2013 .

Urban Ag Corp.
(Registrant)

Date: January 25, 2013	By:	/s/ Billy V. Ray Jr.
Billy V. Ray Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Billy V. Ray, Jr.	Chief Executive Officer and Director	January 25, 2013
Billy V. Ray, Jr.

/s/ Marshall Sterman	Chairman of the Board of Directors	January 25, 2013
Marshall Sterman.

/s/ Michael D. Brown	Director	January 25, 2013
Michael D. Brown

42