Form 10-K
period 2012-12-31
URBAN AG. CORP
filed 2013-04-17
CIK 1381324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR
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

Registrant’s telephone number: (800)-692-1357

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year was $5,535,627

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of April 15 , 2013 was $179,557, based on 11,547,078 shares of Class A Common Stock held by non-affiliates at $0.0155 per share, based on the average of the bid and asked prices as of the same date as quoted in OTCQB which is published by OTC Markets Group Inc.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was:

Class A Common Stock, $0.0001 par value 19,340,236 shares outstanding on April 15, 2013

Series A Preferred Stock, $0.0001 par value 10,100,000 shares outstanding on April 12, 2013

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

URBAN AG. CORP.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
INDEX

Unless the context requires otherwise, references in this Annual Report to “Urban AG.,” “Urban AG,” “Urban,” “the Company,” “we,” “our” and “us” refer to Urban AG. Corp. This Annual Report contains trademarks and trade names of other parties.

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This report contains both historical and forward-looking statements. The forward-looking statements in this annual report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the marketing, commercialization and sale of our services and planned future products and product candidates; address certain markets; and evaluate additional product candidates for subsequent sales. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of an ongoing contractual dispute in connection with our accounts receivable factoring arrangement, levels of business activity, performance, or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

          Management’s Discussion and Analysis (“MD&A”) should be read together with our financial statements and related notes included elsewhere in this annual report. This annual report, including the MD&A, contains trend analysis and other forward-looking statements. Any statements in this annual report that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

          The most pressing factors that could cause actual results to differ from those in our forward looking statements materially and adversely are our lack of working capital and our need to raise approximately $900,000 to pay delinquent payroll taxes as of April 12, 2013; and the need after the winding down of our accounts receivable factoring facility as of December 31, 2012 and to establish a new accounts receivable financing arrangement.

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

          These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this annual report are made only as of the date of this annual report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. See also Item 1, “Description of Business - Risk Factors.”

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

          In pursuit of this strategy, on November 7, 2011 Urban Ag. Corp. (the “Registrant,” “Urban Ag,” or the “Company”) entered into a Stock Purchase Agreement (the “Agreement”), with CCS Environmental World Wide, a Delaware corporation (“CCS World Wide,” “CCS,” or the “Seller”) and the shareholders of CCS (“Shareholders”). Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, the Company issued to the CCS Shareholders an aggregate of 7,900,000 shares of the Company’s common stock, $.0001 par value and Five Million warrants (5,000,000) to purchase one share of common stock of the Company per Warrant. The warrants are exercisable for a period of five years at a price of $3.00 per share. The Warrants become exercisable once CCS achieves $50,000,000 in revenue in a single fiscal year. The shares purchased represented 78.8% of the outstanding common stock of the Company after the closing.

          Pursuant to the Agreement, CCS became the Company’s wholly-owned subsidiary. This transaction was recorded as a reverse merger. The results of operations from CCS Worldwide are included in the financial statements for all periods included in this annual report.

          A copy of the Agreement was included as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2011.

          Unless otherwise indicated references to “Company” and “Urban Ag” include CCS Worldwide.

          CCS Worldwide is a hazardous material abatement and environmental remediation company based in Brockton, Massachusetts. The Company, based in North Andover, Massachusetts, currently acts as a Holding Company that has as its one operating subsidiary CCS Worldwide. CCS Worldwide generates revenue within a single operating segment which provides hazardous material abatement and environment remediation services through its four wholly owned subsidiaries - Commonwealth Contracting Services LLC; CCS Special Projects LLC; CCS Environmental, Inc.; and CCS Environmental Services, Inc., all based in North Andover, Massachusetts. For the periods covered in this annual report, our revenues consist of sales in the single operating segment providing services for hazardous material abatement and environmental remediation.

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

          On February 1, 2013, Urban Ag. Corp. (the “Company”) completed the acquisition of 100% of Green Wire Enterprises, Inc.(“Greenwire”) a Delaware corporation engaged in the business of infrastructure deployment, integration and maintenance for telecommunications systems providers. Green Wire also owns 100% of Terra Asset Management, Inc. and B & R Telephone LLC. and 49% of Green Wire, Inc, these companies are also engaged in the telecommunications industry.

          The Company issued 2,025,000 to Green Wire as consideration for the acquisition shares on the Closing Date (the “Stock Consideration” or “Issued Shares”) and Cash (the Cash Consideration”) and Seller Notes (the “Seller Notes”).

          As additional consideration, for a period of three (3) years after the Closing or until the revenue cap set forth in this paragraph is reached, the Company shall pay Sellers 10% of every dollar of net revenue before income tax of the Company after gross revenue for each such year exceeds $6 million (“Earnout”). The Earnout shall be paid to Shareholders either in cash or in the Company’s common stock, at the Company’s sole option if the Spin-out Election in has not been exercised. If the election has been exercised by either the Company or Green Wire then the election to pay in cash or Green Wire Stock shall be at the Shareholders sole discretion.. Payment in the Company’s or Green Wire’s common stock shall be issued based on 90% of the three day closing average price on the date of the Earnout. The Earnout shall be capped once the Company’s revenue has reached $20 million cumulatively over the three year period but is only paid if the Gross Revenue for each year is equal to or exceeds $6 million collectively. The Green Wire Board will be responsible for allocation of the Earnout.

          If, at the end of the Eighteenth (18 Months) after closing Closing (“Make-Whole Measurement Date”), the closing bid price of the AQUM Shares is less than $2.67 a share (the “Make-Whole Price”), Company shall provide additional consideration to Shareholders to bring Shareholders’ total consideration for the Issued Shares to an amount equal to the number of shares retained of the Issued Shares the Make-Whole Measurement Date multiplied by the difference in the Make-whole Price and the closing bid price of the Company stock. Such consideration shall be either, at Company’s sole election, in the form of additional Company Common Stock or in cash. The Make-Whole Measurement Date may be extended to Twenty Four (24) Months by either the Company Board of Directors or the Shareholders of TAM, GWI or B&R for their respective calculations. If the election to extend the Make-Whole Measurement Date is made by any party the Make-Whole Payment will be made in cash. If prior to the Make-Whole Measurement Date or the extended date, if elected, the Company shares trade for a five consecutive day period at or above $5.25 (the “Trigger Price”), the Make Whole Provision will have been deemed to have been met and no additional consideration will be due under the Make-Whole Provision. The Make-whole provision is subject to a Claw- Back calculation.

          A copy of this Agreement was included as Exhibit 10 to our Current Report on Form 8K filed with the Securities and Exchange Commission on February 22, 2013

          On January 16, 2013, the Company sold and issued a Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc. (“Asher”) in the principal amount of $63,000 pursuant to the terms of a Securities Purchase Agreement (the “ Purchase Agreement”) of even date therewith. Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

          The Note, together with accrued interest at the annual rate of eight percent (8%), is due on January 9, 2014 (the “Maturity Date”). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion. “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interst due on the prepayment date.

          The foregoing description of the Securities Purchase Agreement, and the Note, is qualified, in its entirety, by reference to each agreement, copies of which are attached as exhibits to this Report.

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

          On January 12, 2012, the Company entered into a Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with Peter S. Johnson, Esq. as Trustee of the Magliochetti whereby the Company and the Magliochetti Trust agreed to the following: (i) the Magliochetti Trust agreed to lend to the Company $950,000 in cash, and (ii) for the Company to issue 10,000,000 shares of Series A Convertible Preferred Stock pursuant to a Certificate of Designation in form and substance acceptable to the Magliochetti Trust and to take all steps necessary and desirable to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock such that a sufficient number of such shares of common stock shall be reserved for issuance upon conversion of the Series A Preferred Stock. A copy of the Secured Promissory Note and Convertible Preferred Stock Purchase Agreement was included as Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2011.

          Effective January 12, 2012, the Board of Directors and a majority of the Company’s shareholders increased the Company’s authority to issue all classes stock to 200,000,000 shares of Common Stock, $.0001 par value (“Common Stock”) and 50,000,000 shares of Preferred Stock, $.0001 par value (“Preferred Stock”). In addition, 10,000,000 shares of the authorized and un-issued Preferred Stock of the Company were designated as “Series A Preferred Stock” (“Series A Preferred”). The Third Amended and Restated Certificate of Incorporation of Urban AG. Corp was filed with the State of Delaware Secretary of State Division of Corporations on April 30, 2012 to effectuate the increases in Common Stock and Preferred Stock. A copy of the Third Amended and Restated Certificate of Incorporation was included as Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2011.

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

          The 10,000,000 shares of Series A Preferred held by the Magliochetti Trust had accrued and unpaid dividends of approximately $5,500 at April 12, 2013.

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

          To that end, on February 1, 2013, Urban Ag. Corp. (the “Company”) completed the acquisition of 100% of Green Wire Enterprises, Inc.(“Greenwire”) a Delaware corporation engaged in the business of infrastructure deployment, integration and maintenance for telecommunications systems providers. Green Wire also owns 100% of Terra Asset Management, Inc. and B & R Telephone LLC. and 49% of Green Wire, Inc, these companies are also engaged in the telecommunications industry.

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

Summary of United States Hazardous Waste Regulation

          Federal Regulations. The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund Act,” the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act (“TSCA”).

          RCRA. RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the United States Environmental Protection Agency (the “EPA”) has established a comprehensive “cradle-to-grave” system for the management of a wide range of materials identified as hazardous or solid waste. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA’s program.

          Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency unless a specific exemption exists, and must comply with certain operating requirements (the Part B permitting process). RCRA also requires that Part B permits contain provisions for required on-site study and cleanup activities, known as “corrective action,” including detailed compliance schedules and provisions for assurance of financial responsibility.

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

          The Clean Water Act. This legislation prohibits discharges into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The EPA has promulgated “pretreatment” regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works.

          TSCA. We operate collection, treatment and field services (remediation) activities throughout North America that are regulated under provisions of TSCA. TSCA established a national program for the management of substances classified as polychlorinated biphenyls (“PCBs”), which include waste PCBs as well as RCRA wastes contaminated with PCBs. The rules set minimum design and operating requirements for storage, treatment and disposal of PCB wastes. Since their initial publication, the rules have been modified to enhance the management standards for TSCA-regulated operations including the decommissioning of PCB transformers and articles, detoxification of transformer oils, incineration of PCB liquids and solids, landfill disposal of PCB solids, and remediation of PCB contamination at customer sites.

          Other Federal Laws. In addition to regulations specifically directed at the transportation, storage, and disposal facilities, there are a number of regulations that may “pass-through” to the facilities based on the acceptance of regulated waste from affected client facilities. Each facility that accepts affected waste must comply with the regulations for that waste, facility or industry. Examples of this type of regulation are National Emission Standards for Benzene Waste Operations and National Emissions Standards for Pharmaceuticals Production.

          In our transportation operations, we are regulated by the U.S. Department of Transportation, the Federal Railroad Administration, the Federal Aviation Administration and the U.S. Coast Guard, as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass. Health and safety standards under the Occupational Safety and Health Act (“OSHA”) are applicable to all of our operations.

          State and Local Regulations. Pursuant to the EPA’s authorization of their RCRA equivalent programs, a number of U.S. states have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of facilities are regulated by the relevant state agencies in addition to federal EPA regulation. Some states classify as hazardous some wastes that are not regulated under RCRA. For example, Massachusetts considers used oil as “hazardous wastes” while RCRA does not.

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

EMPLOYEES

          At April 12, 2013, the Company employed less than five full time employees. The Company provides the majority of its services on both union and non-union jobs through the services of employees hired through local union halls and labor service organizations. Throughout the year the number of employees varies based upon current workflow ranging from approximately less than five and up to 80 employees per week. The Company was party to a collective bargaining agreement with the Massachusetts Laborers Benefit Fund and Massachusetts Laborers International Union of North America.

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

          We incurred net losses that have resulted in an accumulated deficit of approximately $10.9 million as of December 31, 2012. Our management believes that our current business plan will be successful and that we will be able to limit our losses; however, our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. If we incur significant operating losses, our stock price may decline, perhaps significantly.

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

          In his report, dated April 12, 2013, prepared in conjunction with our consolidated financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we have incurred net losses, and have an accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

          We have an accumulated deficit of approximately $10.9 million at December 31, 2012 and a working capital deficit of approximately $8.64 million at December 31, 2012. A note payable with a principal balance of approximately $327,039 at December 31, 2012 was in violation of certain debt covenants at December 31 and is currently in default on its fourth quarter 2012 and first quarter of 2013 due dates. Accordingly it has been classified as a current liability at December 31, 2012, although notice and demand for payment has not been made.

          The most pressing factors that impact our ability to continue as a going concern are our lack of working capital and our need to raise approximately $900,000 to pay delinquent payroll taxes as of April 12, 2013; and the need after the winding down of our accounts receivable factoring facility as of December 31, 2012 and to establish a new accounts receivable financing arrangement.

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

          We have four customers that accounted for 67% of our revenues for the year ended December 31, 2012. If we are unable to develop additional customers or lose one of our existing customers our operations may be severely impacted and we may be forced to cease operations. As a result of the winding down of the accounts receivable financing agreement the Company temporarily ceased operations in the fourth quarter of 2012 in CCS and is currently evaluating the options for acquiring additional contracts in the abatement segment of the Company’s business.

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

          Our bylaws contain provisions that indemnify our directors, officers, employees, and agents to the fullest extent permitted by Delaware law in connection with their services to the Company. We would also be required to bear the defense costs of any indemnified litigation actions for any of our directors, officers, employees, or agents. This indemnification policy could result in substantial expenditures which we may be unable to recover. The Company did not have in effect any type of Directors and Officers Liability (“D&O”) insurance for the periods covered in this Annual Report on Form 10-K and continues to remain uncovered by such insurance.

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

          We have in the past significantly increased the size of our Company and the types of services we offer to our customers through acquisitions. Since December 31, 2010, we acquired CCS Worldwide in November 2011. On February 1, 2013, Urban Ag. Corp. (the “Company”) completed the acquisition of 100% of Green Wire Enterprises, Inc.(“Greenwire”) a Delaware corporation engaged in the business of infrastructure deployment, integration and maintenance for telecommunications systems providers. Green Wire also owns 100% of Terra Asset Management, Inc. and B & R Telephone LLC. and 49% of Green Wire, Inc, these companies are also engaged in the telecommunications industry. We anticipate that we will make additional acquisitions in the future.

          Much of the potential benefit of completed and potential future acquisitions will depend on our integration of the businesses and operations of the acquired companies into our business and operations through implementation of appropriate management and financial reporting systems and controls. We may experience difficulties in such integration, and the integration process may be costly and time-consuming. Such integration will require the focused attention of management, including a significant commitment of their time and resources. The need for management to focus on integration matters could have a material impact on the revenues and operating results of the combined company. The success of the acquisitions will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the businesses of Urban Ag and the acquired businesses through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the businesses of Urban Ag. Corp. and the acquired companies must be successfully combined.

          If the combined company is not able to achieve these objectives, the anticipated benefits to us of the acquisitions may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration processes could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses, failure to implement the business plan for the combined company, unanticipated issues in integrating operating, logistics, information, communications and other systems, unanticipated changes in applicable laws and regulations, operating risks inherent in our business or inconsistencies in standards, controls, procedures and policies or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with our and the acquired companies’ customers and employees or to achieve the anticipated benefits of the acquisitions.

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

          We have accrued environmental liabilities valued as of December 31, 2012, in the approximate amount of $10,000, substantially all of which we assumed in connection with our acquisition of CCS Worldwide in November 2011. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.

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

          Our operations are significantly affected by the commencement and completion of cleanup of major spills and other events, customers’ decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, secular changes in the waste processing industry towards waste minimization and propensity for delays in the demand for remedial services, and changes in the myriad of governmental regulations governing our diverse operations. We do not control such factors and, as a result, our revenue and income can vary significantly from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years.

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

          Our cash and cash equivalents totaled less than $500 at April 12, 2013. We will need to raise additional funds through collections from future revenues, financings, refinancings or otherwise in order to satisfy our working capital deficit. In addition we must raise additional funds to either repay or to renegotiate the terms of various obligations due to the Magliochetti Family Trust in the amount of $1,891,000 plus accrued and unpaid interest and approximately $988,000 to repay other debt and liabilites that are either matured or are maturing within twelve months of this annual report. We have incurred net losses in the past, and we may not be able to repay our existing debt obligations if we are unable to refinance or otherwise repay these obligations.

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

          Our current relationship with Midland American Capital (“Midland”) was terminated in July 2012 and the collateral position on our account receivable facility liquidated. There is no guarantee a replacement for Midland will be found and therefore the Company may have to rely on internal generated cash flows for ongoing operations.

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

          Unforeseeable circumstances may occur which could compel us to seek additional funds. Future events, including the problems, delays, expenses and other difficulties frequently encountered by smaller companies may lead to cost increases that could require increased capital. Thus, we may have to borrow or otherwise raise additional funds to accomplish such objectives. We may seek additional sources of capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Our inability to raise additional equity capital or borrow funds required to affect our business plan, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses. Some types of equity financing may be highly dilutive to our stockholders’ interest in our assets and earnings. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility.

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

          Approximately 70% of our outstanding shares of common stock consist of restricted shares that may be sold in the future. Such sales may severely depress the price of our common stock.

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

          During 2012 and 2011, we issued a significant number of shares of our common stock, and we anticipate that we will continue to do so in the future. Future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline, and could materially impair our ability to raise capital through the sale of additional securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          We sublet, on a month to month basis, approximately 700 square feet of office space at 800 Turnpike Street Suite 103, North Andover, MA, MA for $500 per month. This space serves as our principal corporate and operations office. We believe that our existing facilities are adequate to support our existing operations and that, if needed we will be able to obtain suitable additional facilities on commercially reasonable terms, although there can be no assurance that we would be able to obtain such space on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

Aramsco

     Services was a defendant to a lawsuit filed by Aramsco, Inc. (“Aramsco”) in Gloucester County, New Jersey, Superior Court, on February 9, 2011 (Docket No. GLO-L-270-11). In the complaint Aramsco sought to recover payment for goods sold to Services in the amount of $60,000. On March 18, 2011, the parties entered into a Stipulation of Settlement ( copy of which is attached). Since that time the Company has remitted payments totaling $21,000, however as of the date of this letter the Company is in default of the Stipulation of Settlement. On April 16, 2012, Aramsco filed a Notice of Motion to enforce Stipulation of Settlement and enter Judgment. Based on my conversations with management the Company continues to communicate with Aramsco in a effort to renegotiate the terms of the Stipulation of Settlement and bring the lawsuit to a conclusion.

Converted Organics Inc.

     Services is a defendant in a lawsuit filed by Converted Organics, Inc. in Brockton District Court, Commonwealth of Massachusetts (Docket No. 1115CV2118) for failure to repay entire amounts advanced during 2011 (the “COIN case”). A default judgment was issued in favor of the Converted Organics on January 27, 2012 for $25,000.

Massachusetts Laborer’s Health and Welfare Fund

     Services is a defendant in a lawsuit filed by the Massachusetts Laborer’s Health and Welfare Fund, et. al.(“the Funds”), in July 2011 in US District Court, District of Massachusetts against the Company seeking recovery for delinquent payments of benefit contributions due to the Funds under the terms of the collective bargaining agreements for the months of February through April 2011. Pursuant to my discussions with management the Company is current on its responsibility to make contributions to the fund and as of the date of this letter, no further actions has been taken in this proceeding by the Fund.

The Remediation Group

     Pursuant to my discussions with management, Services is a party to a dispute with a subcontractor, the Remediation Group (“Rem”) for amounts owed on services Rem provided to the Services, in the ordinary course of business. Services believes it owes Rem approximately $22,700. To the best of our knowledge and belief, no legal actions has been commenced by Rem.

Quality Tower Services, Ltd.

     Services is party to a dispute with a subcontractor, Quality Tower Services, Ltd. (“Tower”) for amounts owed on services Tower provided to Services in 2010. Services, believes it owes Tower approximately $79,000, while Tower has indicated it is owed approximately $115,000, including interest. To the best of our knowledge and belief, no legal action has been commenced by Tower. Pursuant to discussions with management negotiations with Tower is ongoing in an attempt to settle the matter and management believes that a settlement can be achieved.

Arden Engineering Constructors LLC

     Arden Engineering Constructors LLC filed an action in Small Claims Court, against Services for nonpayment of the outstanding balance of $4,786.04 due Arden. The Company failed to answer the complaint and Arden received a judgment in the amount of $4,786.04

Home Depot

          Services has an outstanding balance with the Home Depot in the amount of $45,230.75. According to management the parties have tentatively agreed to settle the account for $23,084.00. The settlement is contingent upon the Company’s adherence to a payment plan which requires payment in full within 90 days from the execution of the settlement agreement.

Needham Industrial Sales, Inc.

      Services is party to a lawsuit filed by Needham Industrial Sales Inc., a material and equipment supplier for the Company, (“Needham”) in the Commonwealth of Massachusetts Superior Court in 2011 for delinquent payments on products purchased from Needham totaling approximately $45,000. Needham obtained a judgment against Services, and commenced discovery in an attempt to collect the judgment. Based on my discussions with management, the parties reached an informal agreement and continue their business relationship. To the best of our knowledge and belief, Needham has suspended its collection attempts and no further action has been taken by Needham since March 1, 2012.

KBH Environmental

          Services is in a dispute with a subcontractor, KBH Environmental, for work performed in upstate New York. The Company has an outstanding balance with KBH in the amount of $6,700. To the Company’s knowledge and belief, no formal legal action has been commenced by KBH on this matter.

Gansett Workforce Resources

          Services is party to a dispute with a subcontractor, Gansett Workforce Resources (“GWR”) for amounts owed on services GWR provided to the Services. GWR asserts an outstanding balance in the amount of $185,821 for work performed within 2009-2011. The Company vigorously disputed GWR’s claim. On or around June 20, 2012 the Company agreed to a settlement with GWR in the amount of $100,000.

PAR Environmental

          Services is party to a dispute with a subcontractor, PAR Environmental Inc. (“Par”) for amounts owed to Par for services provided to Services. The Company has paid a substantial portion of the outstanding balance. Currently, Par has agreed to accept payment of $1,500 per month until the remaining balance of approximately $25,000 is paid in full.

Cruz Environmental

          Subcontractor filed suit against CCS for outstanding balance of $15,000. The lawsuit was dismissed as the Parties settled and agreed to payment plan. The remaining balance as of the date of this filing is $5,000.

Fiber Control, Inc.

          Services is party to a dispute with a subcontractor, Fiber Control, Inc. (“Fiber Control”) for approximately $68,000 for services provided by Fiber Control to Services on the Bank of America projects in upstate New York. Although Fiber Control has threatened to commence a lawsuit to collect the unpaid balance, to the best of our knowledge and belief, no legal action has been commenced on this matter.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

          The primary market for our Common Stock is the OTCQB, which is published by OTC Markets Group Inc., where it trades under the symbol “AQUM”.

          The following table sets forth the high and low closing prices for the shares of our Common Stock, for the periods indicated, as quoted on the OTCQB. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. Stock prices have been adjusted to reflect the 1:87 reverse stock split effective December 2010

Quarter Ending	High	Low

March 31, 2012	$0.64	$0.03
June 30, 2012	$0.20	$0.03
September 30, 2012	$0.20	$0.03
December 31, 2012	$0.45	$0.03

	$0.20	0.44
March 31, 2011	$0.90	$0.15
June 30, 2011	$0.55	$0.16
September 30, 2011	$0.55	$0.55
December 31, 2011	$0.55	$0.02

March 31, 2010	$0.25	$0.01
June 30, 2010	$0.43	$0.16
September 30, 2010	$0.35	$0.09
December 31, 2010	$0.11	$0.01

Shareholders

          As of April 12, 2013, we had approximately 180 shareholders of record of shares of our Class A Common Stock. On April 12, 2013 the last reported price of our Class A Common stock was $0.0131 as quoted in OTCQB, which is published by OTC Markets Group Inc .

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

          Preferred Stock

          In addition to certain other preferences, including conversion into common stock on a one to one basis, the Series A Preferred Stock carries dividends at the rate per annum of 12% of the Original Issue Price, compounded and paid monthly, plus the amount of any previously accrued dividends. As of April 12, 2013, no dividends have been paid. The 10,000,000 shares of Series A Preferred held by the Magliochetti Trust had accrued and unpaid dividends of approximately $5,500 at April 12, 2013. Shares of preferred stock have two times the number of votes held by the common stock into which the preferred shares can be converted.

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

          Effective January 12, 2012, the Board of Directors and a majority of the Company’s shareholders increased the Company’s authority to issue all classes stock to 200,000,000 shares of Common Stock, $.0001 par value (“Common Stock”) and 50,000,000 shares of Preferred Stock, $.0001 par value (“Preferred Stock”). In addition, 10,000,000 shares of the authorized and un-issued Preferred Stock of the Company were designated as “Series A Preferred Stock” (“Series A Preferred”). The Third Amended and Restated Certificate of Incorporation of Urban AG. Corp was filed with the State of Delaware Secretary of State Division of Corporations on April 30, 2012 to effectuate the increases in Common Stock and Preferred Stock.

Common Stock

          Stock Issuances

          As of December 31, 2012 and April 12, 2013, we had a total of 15,429,599 and 19,340,236 shares of Common Stock issued and outstanding, respectively. The number of shares outstanding reflect the 1:87 reverse stock split effected December 20, 2010.

          During the year ended 2012 and 2011 we issued the following shares of our common stock:

          Issued in Acquisition

          On November 7, 2011 Urban Ag. Corp. (the “Registrant,” “Urban Ag,” or the “Company”) entered into a Stock Purchase Agreement (the “Agreement”), with CCS Environmental World Wide, Inc., a Delaware corporation (“CCS World Wide,” “CCS,” or the “Seller”) and the shareholders of CCS (“Shareholders”). Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, the Company issued to the 11 CCS Shareholders an aggregate of 7,900,000 shares of the Company’s common stock, $.0001 par value, and five million warrants 5,000,000 to purchase one share of common stock of the Company per Warrant. The warrants are exercisable for a period of five years at a price of $3.00 per share. The Warrants become exercisable once CCS achieves $50,000,000 in revenue in a single fiscal year. The shares, issued to 11 eleven individual shareholders of CCS, represented 78.8% of the outstanding common stock of the Company after the closing. The shares, which are restricted as to transferability, were valued at $395,000 or $0.05 per share, which represented the fair value at the date of issuance. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the recipients represented to the Company that the shares were being acquired for investment purposes.

          Pursuant to the Agreement, CCS became the Company’s wholly-owned subsidiary. This transaction was recorded as a reverse merger. The results of operations from CCS Worldwide are included in the financial statements for all periods included in this annual report.

          On February 1, 2013, Urban Ag. Corp. (the “Company”) completed the acquisition of 100% of Green Wire Enterprises, Inc.(“Greenwire”) a Delaware corporation engaged in the business of infrastructure deployment, integration and maintenance for telecommunications systems providers. Green Wire also owns 100% of Terra Asset Management, Inc. and B & R Telephone LLC. and 49% of Green Wire, Inc, these companies are also engaged in the telecommunications industry.

          The Company issued 2,025,000 to Green Wire as consideration for the acquisition shares on the Closing Date (the “Stock Consideration” or “Issued Shares”) and Cash (the Cash Consideration”) and Seller Notes (the “Seller Notes”).

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

          On November 2, 2011 Billy V. Ray Jr. was issued 1,250,000 shares of the Company’s common stock in connection with his appointment as Chief Executive Officer and Director. There was and is no arrangement or understanding between Mr. Ray and any other person which led to his selection as an officer. At that time Mr. Ray entered into a written employment agreement with the Company. The agreement provides for Mr. Ray to serve as Chief Executive Officer of the Company for an initial term of three years at an annual salary of $200,000 per year and also provides for a possible bonus of up to 50% of his salary. This agreement is not in writing.

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

          In connection with his employment agreement Mr. Ray was granted 84,000 stock options which vest on the first anniversary of the employment agreement. According to the agreement the Company may terminate it by giving notice to Mr. Ray not less than one (1) year prior to the termination date. The agreement is automatically extended for additional one-year periods unless terminated by notice given 90 days prior to its expiration. A copy of the Agreement was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as Exhibit 10.18.

          On March 9, 2011 the Company issued 62,500 shares to its former Chief Executive Officer and Chairman of the Board of Directors in exchange for canceling his employment agreement and foregoing any unpaid and accrued 27 compensation. The shares, which are restricted as to transferability, were valued at the historical costs of the unpaid and accrued compensation at the date of issuance.

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

          Issued upon Conversion of Debt

          On May 31, 2012 the Company issued an aggregate of 2,130,000 shares of its Common Stock to 2 unaffiliated entities/individual upon the conversion of $106,500 of outstanding indebtedness. The original lender loaned the Company the monies in March 2009. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than one year prior to issuance.

          On February 6, 2013 the Company issued an aggregate of 1,885,637 shares of its Common Stock to 2 unaffiliated entities upon the conversion of $47,140 of outstanding indebtedness. The original lender loaned the Company the monies in March 2012. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

ITEM 6. SELECTED FINANCIAL DATA

          Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our financial statements and related notes included elsewhere in this annual report. This annual report, including the MD&A, contains trend analysis and other forward-looking statements.

          These forward-looking statements are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the marketing, commercialization and sale of our services and planned future products and product candidates; address certain markets; and evaluate additional product candidates for subsequent sales. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of an ongoing contractual dispute in connection with our accounts receivable factoring arrangement, levels of business activity, performance, or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

          Any statements in this annual report that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

          The most pressing factors that could cause actual results to differ materially and adversely are our lack of working capital and our need to raise approximately $900,000 of additional capital to payoff arrearages of payroll taxes and the need to establish a new accounts receivable financing arrangement.

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

          The Company has experienced substantial losses and has a working capital deficiency of approximately $8.6 million at December 31, 2012. We will not be able to liquidate our liabilities without obtaining additional financing, which raises substantial doubt about our ability to continue as a going concern. Our plans include raising additional capital either from the sale of common stock, preferred stock or debt securities. There can be no assurance, however, that we will be able to obtain such additional financing or that if we are able to raise additional financing there can be no assurance that we will be able to do so at commercially reasonable terms.

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

          Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management’s expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $0 at December 31, 2012 and $459,103 at December 31, 2011.

          Property, Plant and Equipment - Property, plant and equipment are reported at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements—Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations. For the years ending December 31, 2012 and 2011, the Company recorded $89,537 and $98,278 in depreciation expense, respectively.

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

          Stock Based Compensation - Stock based awards are accounted for according to the provisions of FASB ASC 718. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

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

          RESULTS OF OPERATIONS, 2012 COMPARED TO 2011

          NET REVENUES - Net revenues for the year ended December 31, 2012 decreased by $1,707,389 or approximately 24% to $5,535,627 from $7,242,416 in the comparable period in 2011. This decrease is primarily due to the effect of the termination of the accounts receivable factoring arrangement which reduced sales in the fourth quarter of 2012 to less than $100,000.

          COST OF SALES - Cost of sales for the year ended December 31, 2012 decreased by $165,293 or approximately 3% to $4,952,108 from $5,117,401 in the comparable period in 2011. The decrease in cost of sales is not proportionate to the decrease in sales for the year 2012 over the year 2011 and is primarily due to the effect of the termination of the accounts receivable factoring arrangement.

          GENERAL AND ADMINISTRATIVE - General and administrative costs for the year ended December 31, 2012 increased by approximately $2,138,000 or 95% to $4,397,073 from $2,259,282. This increase in general and administrative expense is primarily due to expenses incurred with the termination of the account receivable factoring agreement.

          DEPRECIATION - Depreciation increased for the year ended December 31, 2012 decreased by $8,741 or approximately 8.9% to $89,537 from $98,278 in the comparable period in 2012. The decrease was due to the seizure of the fixed assets in the fourth quarter of 2012 as part of the termination of the accounts receivable factoring arrangement.

          INTEREST, NET OF INTEREST INCOME - Interest expense for the year ended December 31, 2012 increased by $478,231 or approximately 134% to $834,850 from $356,619 in the comparable period in 2011. The increase results from the net effect of higher loans and credit lines combined with the changes in effective interest rates, partially resulting from the termination of the accounts receivable factoring arrangement.

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

LIQUIDITY AND CAPITAL RESOURCES

Introduction

          At December 31, 2012, we had unrestricted cash of less than $500 and a working capital deficit of approximately $8.6 million. Our financial condition has been materially and adversely affected by certain negative actions taken by our accounts receivable factor.

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

          On January 9, 2012, the Company executed a Loan Purchase and Sale Agreement with Summitbridge Credit Investments LLC (“Summitbridge”) in order for Summitbridge to acquire certain outstanding loan obligations (the “Obligations”) owed by the recently acquired CCS Environmental Worldwide Inc. in the amount of $2,018,339, which includes the face amount of the underlying loans plus accrued interest and fees (the “Summitbridge Settlement”). Pursuant to the The Summitbridge Settlement,, the Company and Summitbridge agreed to the following: (i) that Summitbridge sell, assign, convey and transfer to the Company, without recourse, representation or warranty all of Summitbridge’s interest in the Obligations; and (ii) the Company to pay Summitbridge the amount of $1,335,000 in consideration thereof . A copy of the Summitbridge Settlement was included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          On January 12, 2012, the Company entered into a Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with Peter S. Johnson, Esq. as Trustee of the Magliochetti Family 2009 Trust DTD 1/12/09 (the “Magliochetti Trust”) whereby the Company and the Magliochetti Trust agreed to the following: (i) the Magliochetti Trust agreed to lend to the Company $950,000 in cash, and (ii) for the Company to issue 10,000,000 shares of Series A Convertible Preferred Stock pursuant to a Certificate of Designation in form and substance acceptable to the Magliochetti Trust and to take all steps necessary and desirable to amend its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock such that a sufficient number of such shares of common stock shall be reserved for issuance upon conversion of the Series A Preferred Stock. A copy of the Secured Promissory Note and Convertible Preferred Stock Purchase Agreement was included as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          On March 9th, 2012, the Company, through its operating subsidiaries, CCS Environmental Worldwide Inc., a Delaware Corporation, CSS Environmental Services Inc., a Delaware Corporation, Commonwealth Contracting Services LLC, a Massachusetts limited liability company, and CCS Special Projects LLC, a Massachusetts limited liability company (individually each the “Seller”, or “Sellers”) entered into a Factoring & Security Agreement (the “Factoring Agreement”) with Midland American Capital (“Midland”). As part of the Factoring Agreement, each Seller sold its rights, title and interest in its accounts receivable, with full recourse. The initial value of accounts receivable purchased by Midland was $1,100,002. As of March 31, 2012, the total outstanding accounts receivable of the Company that have been purchased by Midland is $2,317,155. As stipulated in the Factoring Agreement, approximately 80% of the amount of accounts receivable purchased by Midland throughout the term of the Factoring Agreement is funded to each Seller by Midland for operational use and working capital. As of March 31, 2012, the Sellers had been funded a total of $1,672,291 and Midland has received a total of $236,419 in collections from the Sellers’ customers. The Factoring Agreement initial Term began on March 9, 2012 for a one year period and shall be automatically extended for successive one year terms unless each Seller shall provide written notice to Midland of Sellers’ shared intention to terminate whereupon the Factoring Agreement shall terminate on the effective date specified in such notice of termination (such effective date being the “Early Termination Date”). The termination date is the earlier of (i) the Early Termination Date, or (ii) the end of the last Term that was not followed by an extension or renewal under the Factoring Agreement. The Factoring Agreement contains warranties and covenants that must be complied with on a continuing basis. The Purchaser has asserted an event of default under the terms of the Factoring Agreement, as amended. The Company is in the process of an orderly winding down of its obligations under the Factoring Agreement. The Sellers’ obligations under the Factoring Agreement, as amended, have been guaranteed by the Company. A copy of the Factoring & Security Agreement was included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          Effective March 31, 2012 the Company entered into a Stock Purchase Agreement (the “UAC Agreement”) with Distressed Asset Acquisitions, Inc. (“DAAI”) to divest itself of all ownership of its wholly owned subsidiary, Urban Agricultural Corporation (“UAC”). The UAC Agreement provides that DAAI will pay $100 and assume all liabilities of UAC as of the Effective Date for 100% of the stock in UAC. A copy of the UAC Agreement was included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

          On June 18, 2012, the Company entered into a Short Term Loan Agreement (“Short Term Loan”) with the Magliochetti Trust whereby the Magliochetti Trust lent $68,000 in cash to the Company at an annual interest rate of 10.3% plus additional consideration consisting of 500,000 shares of the Common Stock of the Company. The loan matured on June 25, 2012. As of December 31, 2012 the Company has not repaid the Short Term Loan.

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

          On January 16, 2013, the Company sold and issued a Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc. (“Asher”) in the principal amount of $63,000 pursuant to the terms of a Securities Purchase Agreement (the “ Purchase Agreement”) of even date therewith. Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

                    The Note, together with accrued interest at the annual rate of eight percent (8%), is due on January 9, 2014 (the “Maturity Date”). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion. “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interst due on the prepayment date.

                    The foregoing description of the Securities Purchase Agreement, and the Note, is qualified, in its entirety, by reference to each agreement, copies of which are attached as exhibits to this Report.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table sets forth our contractual obligations and commitments for the next five years, as of December 31, 2012.

Term Loan
Years	MA CDFC									Total

	$	$		$		$		$		$
2013	327,039		–								327,039
2014			–				–
2015	–		–				–
2016
2017	–		–		–		–		–		–
Thereafter	–		–		–		–		–		–

	$354,503	$		$		$		$			$327,039

OFF-BALANCE SHEET ARRANGEMENTS

          We have no off-balance sheet financing such as a facility lease or other long-term commitments. We have a written employment agreement with one key employee.

          On November 2, 2011 Billy V. Ray Jr. was appointed Chief Executive Officer and Director. There was and is no arrangement or understanding between Mr. Ray and any other person which led to his selection as an officer. At that time Mr. Ray entered into a written employment agreement with the Company. The agreement provides for Mr. Ray to serve as Chief Executive Officer of the Company for an initial term of three years at an annual salary of $200,000 per year and also provides for a possible bonus of up to 50% of his salary. He was also granted 1,250,000 shares of the Company’s common stock and 84,000 stock options which vest on the first anniversary of the employment agreement. According to the agreement the Company may terminate it by giving notice to Mr. Ray not less than one (1) year prior to the termination date. The agreement is automatically extended for additional one-year periods unless terminated by notice given 90 days prior to its expiration. A copy of the Agreement was filed with the Annual Report for the year ended December 31, 2011 as Exhibit 10.18. Mr. Ray’s biography is set forth below in item 10 of this Annual Report on Form 10-K.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our audited financial statements for the fiscal years ended December 31, 2012 and December 31, 2011 follow Item 15, beginning at page F-1, following Part IV.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A – CONTROLS AND PROCEDURES

          As of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (the “1934 Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures are not effective to ensure that all material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the 1934 Act, and the rules and regulations promulgated there-under.

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

          Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is not effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

          Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

          None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

          Set forth below is the name, age as of December 31, 2012, position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Positions

Marshall Sterman	82	Chairman of the Board of Directors
Billy V. Ray Jr.	55	President, Chief Executive Officer, Chief Financial Officer, and Director
Michael D. Brown	58	Director

          Pursuant to our bylaws, all directors are elected to a term of one year, and hold such office until the next meeting of the shareholders or until successors are elected and qualified. The executive officers serve at the pleasure of the Board.

          The following is a brief description of the background of our executive officers and directors.

          Marshall Sterman has previously served as the Company’s President and a member of the Board of Directors from August 25, 2006 until September 21, 2010. Upon the March 9, 2011 resignation of Edwin A. Reilly, the Company’s CEO and Chairman of the Board of Directors, Mr. Sterman was appointed CEO, acting CFO and Chairman of the Board. Since 1986, Mr. Sterman has been the President of The Mayflower Group, LTD., a merchant banking and consulting boutique specializing in early stage and turn-around situations. Presently, Mr. Sterman is a member of the Board of Directors of, WiFiMed Holdings, Chairman and CEO of Medical Solutions Management and its subsidiary Orthosupply Management, Inc., President of Allied First Class Partners Inc., Director of Net Currents, and a Director of Obelus Media, Inc. Mr. Sterman is an associate member of the National Investment Banking Association (NIBA), and a member of The Arab-American Bankers Association (ABANA), the Boston Business Forum, The Harvard Club of New York City. Mr. Sterman is a Fellow at Brandeis University where he received his B.A. He is also a graduate of the Harvard Graduate School of Business, and a veteran of the U.S. Navy.

          Billy V. Ray, Jr. has served in the capacity of Director, Chairman, Chief Executive officer and Chief Financial Officer of several multi-million dollar NYSE, NASDAQ and Over-the-Counter public entities with revenues ranging from $60 to $750 million. From February 2003 until February 2008 he served as President, CEO and as a member of the Board of Directors for Charys Holding Co., one of the largest international remediation companies, focused on remediation, reconstruction, wireless communications and data infrastructure. Charys grew from start-up to trailing 12-month revenue in excess of $700 million under Mr. Ray’s leadership. Earlier, Mr. Ray served as Chief Executive Officer of Flagship Holdings, Inc. Mr. Ray also served as Vice President of Realm National Insurance Company and was a member of the Board of Directors. He was Executive Vice President of mergers and acquisitions for Bracknell Corporation, a NASDAQ publicly traded company. From January 1997 to December 2000, Mr. Ray held positions of Chairman, Chief Executive Officer, Chief Financial Officer and consultant of Able Telecom Holding Corporation, trading on NASDAQ. During his tenure, revenues grew from under $30 million to over $700 million. For these and other companies, Mr. Ray raised debt and equity financing approaching $1 billion and participated in the development and implementation of the companies’ strategic plans which included over 65 acquisitions. Mr. Ray has a B.A. in accounting from the University of North Carolina at Greensboro.

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

THE BOARD OF DIRECTORS

          The Board of Directors held no regular meetings during the fiscal years ended December 31, 2012 or December 31, 2011. The Board of Directors took numerous actions during both years by unanimous written consent.

COMMITTEES OF THE BOARD

          We do not have an Audit Committee, Compensation Committee, or a Nominating and Corporate Governance Committee. The normal and ordinary functions of those committees are conducted by the Company’s Board of Directors as a whole.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

          Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during the Company’s most recent fiscal year, and Forms 5 with respect to the Company’s most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors, and security holders required to file same during the fiscal year ended December 31, 2012.

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

          In addition, our Code of Business Conduct emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our President or Chief Financial Officer. If the incident involves an alleged breach of the Code of Business Conduct by the President or Chief Financial Officer, the incident must be reported to any member of our Board of Directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct by another.

ITEM 11 – COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

          The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000 for each of the years indicated with respect to services rendered by such persons.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Billy V.Ray, Jr	2012	80,769	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, CFO, Secretary	2011	19,230	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*

Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2012 financial statements.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

          As of December 31, 2012, the Company is a party to one employment agreement covering Billy V. Ray Jr. See item 10 for the details of that agreement. The Company is currently not in compliance with the employment agreement but no default notice has been received by the Company. The current wages due and not paid under the employment agreement as of December 31, 2012 was $146,183, no wages under this employment agreement have been paid during 2013.

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

          Outstanding Equity Awards at Fiscal Year-End

          The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2011:

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Marshall Sterman	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Billy V. Ray Jr.	84,000	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Michael Brown	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
39

2010 LONG-TERM INCENTIVE PLAN

          On December 20, 2010, the Company’s shareholders approved the adoption of the Company’s 2010 Long-Term Incentive Plan. The information provided in our Proxy Statement filed on December 9, 2010 related to the description of our Long-Term Incentive Plan is incorporated herein by reference..

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of April 12, 2013, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Laura Magliochetti (4)	2,088,767	16.28%
Common Stock	Olivia Magliochetti (5)	2,088,767	16.28%
Common Stock	Marshall Sterman (2)	139,042	0.7%
Common Stock	Billy V. Ray Jr. (2)	250,000	1.29%
Common Stock	Roger Cook	1,343,000	10.47%
Common Stock	Stephen Bowen	1,343,000	10.47%
Common Stock	Marc Bourassa	790,000	6.16%
Common Stock	Michael Brown (2)	-0-	N/A

Common Stock	All Directors and Officers As a Group (3 persons)	389,042	1.99%

(1)

Unless otherwise indicated, based on 19,340,236 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is c/o 800 Turnpike Street, Suite 103, North Andover, MA 01845

(4)	The address of the shareholder is c/o Nixon Peabody, LLP, 100 Summer Street, Boston, MA 02110. Laura Magliochetti and Olivia Magliochetti are sisters.

(5)	The address of the shareholder is 30 Coachmans Lane, North Andover, MA 01845. Laura Magliochetti and Olivia Magliochetti are sisters.

Series A Preferred Stock

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Series A Preferred Stock	Magliochetti Family 2009 Trust, Peter Johnson Esq., Trustee (4)	10,000,000	100%
Series A Preferred Stock	Marshall Sterman (2)	-0-	N/A
Series A Preferred Stock	Billy V. Ray Jr. (2)	-0-	N/A
Series A Preferred Stock	Michael Brown (2)	-0-	N/A
Series A Preferred Stock		-0-	N/A
Series A Preferred Stock	All Directors and Officers As a Group (4 persons)	-0-	N/A
40

(1)

Based on 10,000,000 shares issued and outstanding. The Series A Preferred Stock has a dividend and liquidation preference to our common stock, has two votes per share on all matters requiring a shareholder vote, and each share is convertible into one share of our common stock at the election of the holder thereof.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is c/o Urban Ag Corp. .800 Turnpike Street, Suite 103, North Andover, MA 01845

(4)	The address of the shareholder is c/o Nixon Peabody, LLP, 100 Summer Street, Boston, MA 02110.

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

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table provides information as of December 31, 2011, about the shares of Common Stock that may be issued upon the exercise of stock options issued under the Company’s 2010 Long-Term Incentive Plan adopted December 20, 2010.

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

41

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          Marshall Sterman - President and Chairman

          On April 13, 2009, the Company issued 80,460 shares of common stock, restricted as to transferability, in lieu of cash payment for accrued and unpaid services. The shares were valued at $0.435 per share. During the months of October and November 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of December 31, 2012, the balance of $45,000 remains accrued and unpaid.

          In 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $3,563 and $1,250. As of December 31, 2011, the balance owed this related party was $12,813.

          Peter Johnson, Esquire

          During the year ended December 31, 2012 Mr. Johnson’s law firm was paid $12,476 for legal services performed on behalf of the Company.

          Billy V. Ray Jr., was appointed Chief Executive Officer of the Company effective November 2, 2011. In connection with Mr. Ray’s appointment, he entered into an employment agreement under which H2 Technologies, a company with which he has an interest, receives payments for management services. The payments totaled $27,600 and $2,300 for the year ended December 31, 2012 and December 31, 2011.

          Edwin A. Reilly, Chief Executive Officer and Chairman of the Board of Directors of the Company resigned effective March 9, 2011. In connection with Mr. Reilly’s resignation, he entered into a Separation Agreement under which he received 62,500 shares of the Company’s common stock in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation, such amount totaling $129,042 through 2010 and $33,333 for 2011.

          Michael J, Mahoney, President and Chief Operating Officer and a member of the Board of Directors, also resigned effective March 9, 2011. In connection with Mr. Mahoney’s resignation, he also entered into a Separation Agreement under which he received 62,500 shares of the Company’s common stock in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation, such amount totaling $88,501 for 2010 and $31,667 for 2011.

          The settlement of accrued compensation noted above with the Company’s common stock was recorded as an increase to additional paid in capital.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

          For fiscal years 2012 and 2011, our registered accounting firm, Harris F Rattray CPA , provided audit services and billed us $14,000 and $12,500 respectively. The registered accounting firm provided non-audit-related services or tax services during the fiscal years ended December 31, 2012 or December 31, 2011.

          For fiscal year 2010, our registered accounting firm, Miller Wachman LLP, provided audit services and billed us $23,500. Miller Wachman did not provide non-audit-related services or tax services during the fiscal year ended December 31, 2010.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          See Exhibit Index attached to this Form 10-K.

42

Exhibits

Exhibit No.		Description

3.1	*(1)	Certificate of Incorporation
3.2	*(7)	Certificate of Amendment to Certificate of Incorporation
3.3	*(1)	By-laws
3.4	*	Third Amended and Restated Certificate of Incorporation (as amended through April 30, 2012)
4.1	(10)	Secured Promissory Note and Convertible Preferred Stock Purchase Agreement with the Magliochetti Family 2009 Trust DTD 1/12/09

10.1	*(2)	Patent License Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006

10.2	*(2)	Product Supply Agreement between Partners in Biomaterials, Inc. and Aquamer, Inc., effective as of March 31, 2006
10.3	*(4)	Patent Purchase Agreement between Phillips Capital and Aquamer Medical Corp dated as of March 24, 2008
10.4	*(5)	Asset Purchase Agreement by and among Thermafreeze Products Corporation, Aquamer Medical Corp. and Aquamer Shipping Corp., dated March 21, 2010
10.5	*(5)	Consultant Services Agreement between Thermafreeze Products Corporation (assumed by Aquamer) and Thomas Belina, effective as of October 1, 2009
10.6	*(6)	Stock Purchase Agreement dated August 16, 2010 by and among Aquamer Medical Corporation and the UAC Shareholders.
10.7	*(6)	Terrasphere License Agreement dated June 27, 2010
10.8	*(6)	Employment Agreement dated May 1, 2010 between Urban Agriculture Corporation and Edwin A. Reilly.
10.9	*(6)	Employment Agreement dated July 1, 2010 between Urban Agriculture Corporation and Michael J. Mahoney.
10.10	*(9)	2010 Long-Term Incentive Plan
10.11	*(8)	Separation Agreement dated as of March 9, 2011 between Urban Ag. Corp. and Edwin A. Reilly
10.12	*(8)	Separation Agreement dated as of March 9, 2011 between Urban Ag. Corp. and Michael J. Mahoney
10.13	(10)	Stock Purchase Agreement with CCS Environmental Worldwide
10.14	*(10)	Not utilized
10.15	*(10)	Loan Purchase and Sale Agreement with Summitbridge Credit Investments LLC
10.16	*(10)	Factoring and Security Agreement with Midland American Capital
10.17	*(10)	Stock Purchase Agreement with Distressed Asset Acquisitions, Inc.
10.18	*(10)	Employment Agreement dated November 2, 2011 between Urban Agricultural Corporation and Billy V. Ray, Jr.
12.1	*(3)	Joint Disclosure Statement in the definitive proxy statement on Schedule 14C filed by Bellacasa Productions, Inc. on February 1, 2007
14.1	*(2)	Code of Business Conduct filed by Bellacasa Productions, Inc.
21.0	*	Subsidiaries of Registrant
23.1		Consent of HARRIS F. RATTRAY CPA
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

* Filed herewith
*(1) Previously filed on November 20, 2006, as an exhibit to Form 10-KSB of Aquamer.
*(2) Previously filed on March 31, 2006, as an exhibit to Form 10-KSB of Bellacasa.
43

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
*(5) Previously filed on March 25, 2010, as an exhibit to Report on Form 8-K of Aquamer.
*(6) Previously filed on August 20, 2010, as an exhibit to Report on Form 8-K of Urban Ag.
*(7) Previously filed on December 27, 2010, as an exhibit to Report on Form 8-K of Urban Ag.
*(8) Previously filed on March 23, 2010, as an exhibit to Report on Form 8-K of Urban Ag.
*(9) Previously filed on December 9, 2010, as an annex to the Definitive Proxy Statement of Urban Ag,
(10) Previously filed on November 23, 2012, as an exhibit to our Annual Report on From 10K for the year ended December 31, 2011.
44

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April 2013.

Urban Ag Corp.
(Registrant)

Date: April 16, 2013	By:	/s/ Billy V. Ray Jr.

Billy V. Ray Jr.
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Billy V. Ray, Jr.	Chief Executive Officer and Director	April 16, 2013

Billy V. Ray, Jr.

/s/ Marshall Sterman	Chairman of the Board of Directors	April 16, 2013

Marshall Sterman.

/s/ Michael D. Brown	Director	April 16, 2013

Michael D. Brown
45

Financial Statements URBAN AG. CORP.
(formerly AQUAMER MEDICAL CORP. )

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

HARRIS F. RATTRAY CPA
1601 Palm Avenue #114
Pembroke Pines FL 33026

April 8, 2013

The Board of Directors
Urban AG. Corp.
Boston, Massachusetts

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

I have audited the accompanying consolidated balance sheets of, Urban AG. Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the consolidated financial statements, the Company has incurred accumulated net losses of $10,871,580 and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Harris F. Rattray CPA
Harris F. Rattray CPA
Pembroke Pines, Florida

F-2

URBAN AG. CORP. AND SUBSIDIARIES
(formerly AQUAMER MEDICAL CORP.)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

Assets
Current assets:
Cash	$412	$25
Accounts receivable , less allowances for doubtful accounts and provision for contract adjustments of $459,103 and $244,185 at December 31, 2011.	-	1,812,733
Other current assets	-	30,000

Total current assets	412	1,842,758

Plant, Property and Equipment, net	-	344,196

Due from related parties	-	33,234

Total assets	$412	$2,220,188

Liabilities and Stockholders’ Deficiency
Current liabilities:
Cash overdraft	$-	$18,099
Accounts payable	3,150,847	2,530,207
Accrued wages	375,740	165,826
Accrued payroll taxes	847,691
Accrued interest	675,815	86,756
Other accrued expenses	517,362	87,411
Discontinued operations	191,538	271,848
Line of credit	-	1,996,330
Mass CDFC loan	327,039	354,503
Current portion of long-term debt	-	92,255
Short term notes payable	510,250	570,250
Other current liabilities	152,126	98,736
Due to shareholders	1,891,000	-

Total current liabilities	8,639,408	6,272,221

Long term debt	-	189,400
Total liabilities	$8,639,408	$6,461,621
Stockholders’ deficiency
Preferred stock, $.0001 par value; authorized 50,000,000 and 10,000,000 shares; 10,000,000 and none issued and outstanding at December 31, 2012 and 2011 respectively.	1,000	-
Common stock, $.0001 par value; authorized 200,000,000 and 15,000,000 shares; 15,429,599 and 11,477,184 shares issued and outstanding at December 31, 2012 and 2011 respectively.	1,543	1,148

Additional paid-in capital	2,230,041	1,891,058
Deficit	(10,871,580)	(6,133,639)

Total stockholders’ deficiency	(8,638,996)	(4,241,434)

Total liabilities and stockholders’ deficiency	$412	$2,220,188

See accompanying notes to financial statements.

F-3

URBAN AG. CORP. AND SUBSIDIARIES
(formerly AQUAMER MEDICAL CORP.)
Consolidated Statements of Operations

	Twelve Months ended

	December 31, 2012	December 31, 2011

Revenue	$5,535,627	$7,242,416
Costs of sales	4,952,108	5,117,401

Gross profit	583,519	2,125,016

Expenses:
General and administrative	4,397,073	2,259,282
Depreciation	89,537	98,278

Total expenses	4,486,610	2,357,560

Income (loss) from continuing operations before other (income) and expense	(3,903,091)	(232,544)

Interest expense, net of interest income	834,850	356,619
Other (income) expense	-	(10,600)

Total other (income) and expense	834,850	346,019

Income (loss) from continuing operations before income taxes and discontinued operations	(4,737,941)	(578,563)

Income taxes	-	-

Income (loss) from continuing operations	(4,737,941)	(578,563)

(Loss) from discontinued operations	-	(94,641)

Net income (loss)	$(4,737,941)	$(673,204)

(Income) loss per share, basic and diluted, from continuing operations	$(0.31)	$(0.13)

(Income) loss per share, basic and diluted, from discontinued operations	$(0.00)	$(0.01)

Net income (loss) per share, basic and diluted.	$(0.31)	$(0.14)

Weighted average basic common shares outstanding	15,307,184	3,306,433

Weighted average diluted common shares outstanding	15,307,184	3,306,433

See accompanying notes to financial statements.

F-4

URBAN AG. CORP. AND SUBSIDIARIES
(formerly AQUAMER MEDICAL CORP.)
Consolidated Statements of Cash Flows

	Twelve months ended December 31 2012	Twelve months ended December 31 2011

Cash flows from operating activities:
Net income (loss)	$(4,737,941)	$(673,204)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation	89,537	98,278
Loss on discontinued operations	(80,310)	271,848
Bad debt allowance and provision for contract adjustments		214,918
Change in operating assets and liabilities:
(Increase)/decrease in accounts receivable	1,812,733	(564,332)
(Increase)/decrease other current assets	30,000	(11,747)
Decrease in other assets	-	-
Increase/(decrease) in accounts payable and accrued expenses	2,697,255	795,802
Increase/(decrease) in other current liabilities	53,390	11,769

Net cash used in operating activities	(135,336)	143,332

Cash flows from investing activities:
Purchase of property and equipment	-	(229,493)
Dispositions of property and equipment, net of accumulated depreciation	254,659	72,264
Increase in capital stock and additional paid in capital	340,378	-
Impact of Urban Ag merger	-	(688,355)

Net cash from (used) in investing activities	595,037	(845,584)

Cash flows from financing activities:

Cash overdraft	(18,099)	18,099
Proceeds from issuance of notes payable	-	400,250
Increase (decrease) in current portion of long-term debt	(92,255)	44,338
(Decrease) in Mass CDFC loan	(27,464)	(61,512)
(Decrease) in short term notes payable	(60,000)	-
Proceeds (pay-downs) on line of credit, net	(1,996,330)	47,015
Increase (Decrease) in long term debt	(189,400)	22,934
Proceeds from related party loans, shareholders	1,891,000	170,000
Decrease in due from related parties	33,234	31,698

Net cash generated by financing activities	(459,314)	672,822

Change in cash	387	(29,530)
Cash at beginning of year	25	29,455

Cash at end of year	$412	$25

See accompanying notes to financial statements.
F-5

URBAN AG. CORP. AND SUBSIDIARIES
(formerly AQUAMER MEDICAL CORP.)
Consolidated Statements of Stockholders’ Deficiency

Item	Preferred A Shares	Common Stock Par Value	Deficit Partners Capital	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated

Balance at December 31, 2009	0	$0	$(393,910)	0	$0	$0	$(2,127,448)

Adjustment for equity in legal acquirer common stock on transaction effective November 7, 2011			(213)		213
Distributions			(361,020)
Net Loss							2,504

Balance at December 31, 2010	0	0	(755,143)	0	213	0	(2,124,944)

Shares issued for acquisitions in during 2011				7,900,000	790	394,210
Equity impact of reverse merger 2011			755,413	2,127,184		1,461,993	(3,335,480)
Shares issued for services during 2011				200,000	20	9,980
Shares issued for compensation during 2011				1,250,000	125	24,875
Net (loss)							(673,215)

Balance at December 31, 2011	0	$0	$0	11,477,184	$1,148	$1,891,058	$(6,133,639)

Shares issued to Magliochetti Family	10,000,000	1,000
Shares issued for services and debt conversions				3,952,415	395	338,983
Net (loss)							(4,737,941)

Balance at December 31, 2012	10,000,000	$1,000	$0	15,429,599	$1,543	2,230,041	$(10,871,580)
F-6

URBAN AG CORP
(formerly AQUAMER MEDICAL CORP.)
Notes to the Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

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

          In pursuit of this strategy, on November 7, 2011 Urban Ag. Corp. (the “Registrant,” “Urban Ag,” or the “Company”) entered into a Stock Purchase Agreement (the “Agreement”), with CCS Environmental World Wide, Inc., a Delaware corporation (“CCS World Wide,” “CCS,” or the “Seller”) and the shareholders of CCS (“Shareholders”). Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, the Company issued to the CCS Shareholders an aggregate of 7,900,000 shares of the Company’s common stock, $.0001 par value and five million warrants to purchase one share of common stock of the Company per Warrant. The warrants are exercisable for a period of five years at a price of $3.00 per share. The Warrants become exercisable once CCS achieves $50,000,000 in revenue in a single year. The shares purchased represented 78.8% of the outstanding common stock of the Company after the closing.

          Pursuant to the Agreement, CCS became the Company’s wholly-owned subsidiary. This transaction was recorded as a reverse merger. The results of operations from CCS Worldwide are included in the financial statements for all periods included in this annual report.

          A copy of the Agreement is included as Exhibit 10.13 to this Annual Report on Form 10-K. A copy of the form of Warrant is included as Exhibit 4.2 to this Annual Report.

          CCS Worldwide is a hazardous material abatement and environmental remediation company based North Reading, Massachusetts. The Company, previously based in Danvers, Massachusetts, currently acts as a Holding Company that has as its one operating subsidiary CCS Worldwide. The Office was relocated to North Andover, Massachusetts in October of 2012. CCS Worldwide generates revenue within a single operating segment which provides hazardous material abatement and environment remediation services through its four wholly owned subsidiaries - Commonwealth Contracting Services LLC; CCS Special Projects LLC; CCS Environmental, Inc.; and CCS Environmental Services, Inc., all based in Brockton, Massachusetts. For the periods covered in this annual report, our revenues consist of sales in the single operating segment providing services for hazardous material abatement and environmental remediation.

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

          On March 9, 2012, the Company entered into a Factoring & Security Agreement (the “Factoring Agreement”) with Midland American Capital (“Midland”). As part of the agreement, the Company sold its right, title and interest in its accounts receivable, with full recourse. As stipulated in the Agreement, approximately 80% of the amount of accounts receivable were purchased by Midland throughout the term of the Factoring Agreement The Factoring Agreement contains warranties and covenants that must be complied with on a continuing basis. The Company was not in compliance with the Factoring Agreement and in July 2012, the Company and CCS entered into the Fourth Amendment to the Factoring Agreement whereby Midland took over the operations of CCS in order to complete the open contracts on which outstanding accounts receivable factored under the Factoring Agreement remained outstanding. In accordance with the Fourth Amendment

Midland decided which payments would be made in order to assure the collections of the collateral as well as any change order approval. No new contracts were entered by CCS under the Fourth Amendment to assure Midland that the collateral would be collectible. As a result of the Fourth Amendment Midland terminated the Factoring Agreement and has applied the collections and proceeds of the sale of the collateral to the outstanding loan and cost of collections. In addition Midland seized all the Fixed Assets and Inventory of CCS in October of 2012 and applied the proceeds from the sale to the balance of the loan. As a result of the actions taken by Midland to satisfy the Factoring Agreement the operations of CCS ceased in November of 2012. Management is accessing the viability of pursuing new contracts under the CCS group of entities.

          The Company is continuing to pursue the long-term strategy of consolidation of the fragmented industry that provides outsourced services to General Contractors, Facility Managers/Owners, Architects and Engineers. This industry is focused on providing construction path services including pre-construction services, site selection and preparation, hazardous material abatement and environment remediation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services. The Company has been successful in acquiring a Group of Companies through the Green Wire Enterprise, Inc. acquisition described in Footnote 17 Subsequent events.

          Basis of Presentation

          The audited consolidated financial statements as of and for the years ended December 31, 2012 and 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for financial reporting. These consolidated statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.

          The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. As a result of the reverse merger accounting treatment, the Company’s financial statements for the year ended December 31, 2011 reflect the consolidation of CCS Worldwide with the Company effective with the date of the Agreement. See note 6.

2.	Going Concern

          The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has experienced substantial losses, has a working capital deficiency of approximately $8.6 million, a Stockholders deficiency of approximately $8.6 million and as a result of Midland’s actions taken under the Fourth Amendment resulting in the termination of the Factoring Agreement and seizure of all the Accounts Receivables, Equipment and Inventory raises substantial doubt about the Company’s ability to continue as a going concern. Additionally, the Company is in violation of loan covenants and several of our creditors of the acquisition entity have obtained judgments on amounts due them and the Company is dependent upon the continued cooperation and forbearance of its lenders and creditors.

          Additionally, an alternative source has not been obtained. Also, as of December 31, 2012, the Company has delinquent payroll taxes from in 2012 of approximately $900,000.

          In addition to the transactions described in Note 17 of the Notes to the Consolidated Financial Statements, management’s plans are to raise additional capital either in the form of common stock or convertible securities to pursue the remediation business. There can be no assurance, however, that the Company will be successful in accomplishing its objectives.

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

Accounts Receivable

          The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management’s expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $0 as a result of Midland’s seizure of the Accounts Receivable under the Fourth Amendment at December 31, 2012 and $116,033 at December 31, 2011, respectively.

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

          As a result of Midlands actions taken under the Fourth Amendment of the Factoring Agreement there were no calculations made under the percentage of cost incurred as all jobs were completed in October of 2012 and no new contracts were entered into by the Company after October 31, 2012.

Property, Plant and Equipment

          Property and equipment are reported at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements—Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations. For the years ending December 31, 2012 and 2011, the Company recorded $89,537 and $98,278 in depreciation expense, respectively. All depreciable assets were seized by Midland as a result of the Fourth Amendment to the Factoring Agreement and proceeds applied to the outstanding balance of the loan and cost of the sale.

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

          As a result of the actions taken by Midland under the Fourth Amendment to the Factoring Agreement all Intangible and Other Long Lived Assets were written off as of December 31, 2012.

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

Stock Based Compensation

          Stock based awards are accounted for according to the provisions of FASB ASC 718. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

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

          As a result of Midland’s actions taken under the Fourth Amendment to the Factoring Agreement all Accounts Receivable were seized and the collections and/or sales of the collateral were applied to the outstanding loan.

          Accounts receivable consist of the following:

	December 31, 2012	December 31, 2011

Contracts in process	$0	$511,995
Retainage	0	118,906

Contracts completed	0	1,312,652
Retainage	0	258,283

Total Accounts Receivable	0	2,271,836
Allowance for doubtful accounts	(0)	(116,033)

Provision for contract adjustments	(0)	(343,070)

Accounts Receivable, net	$0	$1,812,733

5.	Contracts In Process

          A summary of contracts in process is as follows:

	December 31, 2012	December 31, 2011
Accumulated costs on contracts	0	1,976,286
Estimated gross profit recognized	0	816,802
Less related accumulated billings	0	2,180,029

	December 31, 2012	December 31, 2011

Costs and estimated gross profit on uncompleted contracts in excess of related billings	-	139,987
Billings in excess of costs and estimated gross profit on uncompleted contracts	-	-

6.	Business Acquisitions/ Reverse Merger

          On November 7, 2011 the Company entered into a Stock Purchase Agreement (the “Agreement”) with CCS Environmental World Wide Inc., Delaware corporation (“CCS Worldwide” or “CCS”). Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, we issued to the CCS Shareholders an aggregate of 7,900,000 shares (the “Urban Ag Shares”) of the Company’s Common Stock, $.0001 par value (the “Common Stock”) representing 78.8% of the Company’s outstanding Common Stock after the closing.

          The Company’s Common Stock is thinly traded and CCS was the only continuing operation of the Company. Accordingly, the transaction is accounted for as a reverse merger. Based upon the most recent traded value for the Company’s Common Stock prior to Closing, the purchase price represented by the 7,900,000 Urban Ag Shares equaled approximately $395,000. The purchase price is subject to post-closing adjustments in the event of a breach of any representation or warranty by the Seller. Please see Note 17 of the Notes to Consolidated Financial Statements for further discussion regarding the CCS/ Urban Ag transaction.

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

          Condensed operating statements for discontinued operations are summarized below:

Year Ended December 31, 2011

Costs and expenses	288
Interest	-
Amortization	16,667

Income (loss) from discontinued operations, net of taxes	16,955

          The carrying amounts of major classes of assets and liabilities at December 31, 2011 associated with discontinued operations are as follows:

December 31, 2011

Intangible assets, net of amortization of $91,667	908,333
Other assets	2

Assets of discontinued operations	908,335

Accounts payable	2,165
Due under license agreement	750,000
Notes payable	300,000

Liabilities of discontinued operations	1,052,165

Net liabilities of discontinued operations	143,830

          The net liabilities of UAC is recorded in accrued expenses at December 31, 2012. On March 31, 2012 the Company sold UAC for $100 plus assumed liabilities and recorded a gain of approximately $143,000.

8.	Long-term debt

          The Company’s long-term debt consisted of the following as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Note Payable/Car Loan (2008 Ford F-350)	$0	$10,036
Note Payable/Car Loan (Toyota Fin. Svcs.)	0	15,916
Note Payable/Car Loan (‘05 LX 470 – Lexus)	0	7,662
Capital Lease Obligation (Enterprise)	0	248,044

Total Debt	0	281,658

Less current portion	0	92,255

	$0	$189,403
F-16

Long-term debt matures as follows:

	December 31, 2012	December 31, 2011
Years	Amount	Amount

2011	-	-
2012	$0	$187,510
2013	0	175,449
2014	0	289,630
2015	0	32,978
2016	-	-
Thereafter	-	-
Less imputed interest	(0)	(49,407)

	$0	$636,160

All of the Company’s assets are pledged as collateral to the above debt obligations. As a result of the Fourth Amendment to the Factoring Agreement all collateralized assets were repossessed and sold by the debtors. The remaining debt was classified as current.

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

          On March 9, 2012, the Company entered into a Factoring & Security Agreement (the “Factoring Agreement”) with Midland American Capital (“Midland”). As part of the agreement, the Company sold its right, title and interest in its accounts receivable, with full recourse. As stipulated in the Agreement, approximately 80% of the amount of accounts receivable were purchased by Midland throughout the term of the Factoring Agreement The Factoring Agreement contains warranties and covenants that must be complied with on a continuing basis. The Company is not in compliance with the Factoring Agreement and in July 2012, the Company and CCS entered into the Fourth Amendment to the Factoring Agreement whereby Midland took over the operations of CCS in order to complete the open contracts on which outstanding accounts receivable factored under the Factoring Agreement remained outstanding. In accordance with the Fourth Amendment Midland decided which payments would be made in order to assure the collections of the collateral as well as any change order approval. No new contracts were entered by CCS under the Fourth Amendment to assure Midland that the collateral would be collectible. As a result of the Fourth Amendment Midland terminated the Factoring Agreement and has applied the collections and proceeds of the sale of the collateral to the outstanding loan and cost of collections. In addition Midland seized all the Fixed Assets and Inventory of CCS in October of 2012 and applied the proceeds from the sale to the balance of the loan. As a result of the actions taken by Midland to satisfy the Factoring Agreement the operations of CCS ceased in November of 2012. On December 12, 2012 the cash deposit of $1 million dollars posted as additional collateral was applied against the loan balance of the Factoring Agreement making up for the shortfall from the collections and sale of the assets and the Midland Factoring Agreement was paid in full.

          No new funding source has been obtained for the Company.

10.	Stockholders’ Equity

Capital Structure

          Effective December 20, 2010, the Company’s shareholders approved a 87:1 reverse stock split of the Company’s common stock reflected below. At the same time, the Company’s Certificate of Incorporation was amended to decrease the authorized shares of $0.001 par value common stock from 200 million shares to 15 million shares. The Company is also authorized to issue 10 million shares of preferred stock. As of December 31, 2011 and December 31, 2010, there were 11,477,184 and 2,002,184 shares of common stock issued and outstanding, respectively. As of December 31, 2011 and 2010 there were 1,375,000 warrants convertible into shares of common stock outstanding, with an expiration date of April 2012 with a conversion price of $87.00 per share. As of December 31, 2012 and December 31, 2011, there were 10,000,000 and 0 preferred shares issued and outstanding, respectively.

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

          In December 2010, the Company issued 2,299 shares to an individual for consulting services. The issued shares, which are restricted as to transferability, were valued at $1.73 per share, which represented the fair value of the Company’s common stock at the time of issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipient represented to the Company that the securities were being acquired for investment purposes.

          In August 2010, the Company issued 1,988 shares to various individuals for services. The issued shares, which are restricted as to transferability, were valued at $9.56 per share, which represented the fair value of the Company’s common stock at the time of issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

          In April 2010, the Company issued 49,138 shares to various individuals for services. The issued shares, which are restricted as to transferability, were valued at $4.34 per share, which represented the fair value of the Company’s common stock prior to issuance. All of the issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients represented to the Company that the securities were being acquired for investment purposes.

          Issued for Cash

          In May 2010, the Company received $200,000 of aggregate proceeds from a private placement of 31,609 shares of the Company’s common stock and 1,375,000 two-year warrants to purchase additional shares of common stock at an exercise price of $87.00 per share. Fees associated with this private placement were $19,025. The net proceeds of $180,975 from the private placement was primarily used for general corporate purposes related to the Company’s subsidiary Aquamer Shipping Corp. The issuance of the shares and warrants, which are restricted as to transferability, was made in reliance on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

          Issued upon Conversion of Debt

          On May 31, 2012 the Company issued an aggregate of 2,130,000 shares of its Common Stock to 2 unaffiliated entities/individual upon the conversion of $106,500 of outstanding indebtedness. The original lender loaned the Company the monies in March 2009. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than one year prior to issuance.

          On February 6, 2013 the Company issued an aggregate of 1,885,637 shares of its Common Stock to 2 unaffiliated entities upon the conversion of $47,140 of outstanding indebtedness. The original lender loaned the Company the monies in March 2012. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

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
F-20

          At December 31, 2012 there was no longer any obligation to record additional stock based compensation because all affected employees had resigned and the period within which they were able to exercise any options had expired.

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

          A summary of the status of the Company’s fixed stock option plan as of December 31, 2011 and the changes during the period ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2010	—	$—	—	$—
Granted	585,087	$0.51	0.83	0
Exercised	—	—	—	—
Forfeited	—	$—	—	—

Options outstanding at December 31, 2011	585,087	$0.51	0.83	$0

Options exercisable at December 31, 2011	585,087	$0.51	0.83	$0

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	585,087

Options outstanding at December 31, 2012	-

Options exercisable at December 31, 2012	-

There were no stock options exercised during the fiscal year ended December 31, 2011.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price

$ 0.00 - 0.28	500,000	0.83	$0.28	83,333	$0.28
$ 029. - 0.55	85,087	0.83	$0.55	14,181	$0.55

Total	585,087	0.83	$0.51	97,514	$0.51

          The following table summarizes the status of the Company’s non-vested options since inception:

	Non-vested Options

	Options	Weighted Average Fair Value

Non-vested at December 31, 2010	-	$0.00
Granted	585,087	$0.51
Vested	97,514	$0.51
Forfeited	—	$—

Non-vested at December 31, 2011	487,573	$0.51

          The total fair value of options vested was $43,131 for the period ended December 31, 2011. As of December 31, 2012, there was $0 of total unrecognized compensation cost related to non-vested stock options granted under the 2010 Plan. That cost is expected to be recognized over a weighted average period of 0.83 years. For the fiscal year ended December 31, 2012 and December 31, 2011, the Company recognized $43,131 in compensation expense related to stock options. The recognition of total stock-based compensation expense impacted basic and diluted net income per common share by less than $0.01 during the fiscal year ended December 31, 2012 and December 31, 2011. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards. The intrinsic value is calculated as the excess of the market value as of November 12, 2012 over the exercise price of the shares. The Company’ stock is thinly traded and the stock price for the most recent trade for the shares on April 12, 2012 was $0.02.

12.	Earnings Per Share (“EPS”)

          The following table sets forth the computation of basic and diluted income per share for the periods ended December 31, 2011 and 2010. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

	Year Ended December 31,

	2012	2011

Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income	$(4,737,941)	$(473,671)
Less:
Dividends declared	-	-

Basic undistributed net (loss) income - attributable to common shares	$(4,737,941)	$(473,671)

Denominator:
Basic weighted average shares outstanding	15,307,184	3,306,433

Basic (Loss) Earnings Per Share - attributable to common shares	$(0.31)	$(0.14)

13.	Income taxes

          The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$4,737,941	$599,776
Accounts Receivable		60,000
Accrued expenses		170,704

Deferred tax liabilities:
Fixed Assets Depreciation		(23,432)

	4,737,941	807,049
Less valuation allowance	(4,737,941)	(807,049)

Net deferred tax assets (liabilities)	$—	$—

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

          The Company has approximately $1,500,000 in net operating loss carryovers, prior to the acquisition of CCS, resulting in approximately $600,000 in deferred tax assets . These carryovers expire at various dates through the year 2030. The utilization of the Company’s net operating losses incurred are strictly limited by the U.S. Internal Revenue Code due to significant changes in ownership of the Company’s common stock, changes in business enterprise and other factors. Management has determined that utilization is not assured, therefore a valuation allowance against the related deferred tax asset has been provided. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, then the related adjustment to income would be recorded during the period in which the determination was made. The tax rate may also vary based on the Company’s results and the mix of income or loss in domestic tax jurisdictions in which the Company operates.

Uncertain Tax Positions

          The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. The company has not had a tax audit for its open tax years 2008 through 2011.

14.	Related Party Transactions

Executive Team Compensation

          Billy V. Ray Jr., was appointed Chief Executive Officer of the Company effective November 2, 2011. In connection with Mr. Ray’s appointment, he entered into an employment agreement under which H2 Technologies, a company with which he has an interest, receives payments for management services. The payments totaled $27,600 and $2,300 for the year ended December 31, 2012 and December 31, 2011.

          Edwin A. Reilly, Chief Executive Officer and Chairman of the Board of Directors of the Company resigned effective March 9, 2011. In connection with Mr. Reilly’s resignation, he entered into a Separation Agreement under which he received 62,500 shares of the Company’s common stock in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation, such amount totaling $129,042 through 2010 and $33,333 for 2011.

          Michael J, Mahoney, President and Chief Operating Officer and a member of the Board of Directors, also resigned effective March 9, 2011. In connection with Mr. Mahoney’s resignation, he also entered into a Separation Agreement under which he received 62,500 shares of the Company’s common stock in exchange for canceling his employment agreement and foregoing any unpaid and accrued compensation, such amount totaling $88,501 for 2010 and $31,667 for 2011.

          The settlement of accrued compensation noted above with the Company’s common stock was recorded as an increase to additional paid in capital.

Marshall Sterman – Chairman

          During 2009, a company related to Mr. Sterman provided consulting services for $45,000. As of September 30, 2011, the balance of $45,000 remains accrued and unpaid. Additionally, in 2009 and 2010, a party related to Mr. Sterman made non-interest bearing temporary advances to the Company totaling $12,813, which remains unpaid as of December 31, 2012 and December 31, 2011..

15.	Concentrations and Risk

Customers

          For the year ended December 31, 2011, the Company had contract revenues from four customers representing approximately 67.1% of total contract revenues. At December 31, 2011 these customers accounted for $4,789,187 in sales and accounted for more than 50% of accounts receivable at those dates.

          As a result of the Fourth Amendment to the Factoring Agreement all contracts were completed and Operations have ceased within the CCS Operating Group as of December 31,2012 and all accounts receivable were collected by Midland and applied to the outstanding balance. The Company is analyzing the merit of restarting operations in the CCS Operating Group.

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

     Asher Convertible Security January 2013

          On January 16, 2013, the Company sold and issued a Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc. (“Asher”) in the principal amount of $63,000 pursuant to the terms of a Securities Purchase Agreement (the “ Purchase Agreement”) of even date therewith. Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

     Advanced Recovery Settlement Agreement 1-28-2013

On January 28, 2013 the Company entered into a Security Settlement Agreement with Advanced Recovery Solutions, Inc. that consolidated the debt instruments that had been acquired by Advanced during the year ended 12/31/12 in the principal amounts recorded on the Company’s Balance sheet from Marshall Sterman $54,123.00, the balance of the James Shanahan $4,990.00, Frank Magliochetti $45,000.00, the LaFlamme Note $400,250.00 and in January of 2013 Herb Rubin and Joel Glovsky debt totaling $75,000.00.

     Green Wire Enterprises, Inc. acquisition February 1, 2013

On February 1, 2013, Urban Ag. Corp. (the “Company”) completed the acquisition of 100% of Green Wire Enterprises, Inc.(“Greenwire”) a Delaware corporation engaged in the business of infrastructure deployment, integration and maintenance for telecommunications systems providers. Green Wire also owns 100% of Terra

Asset Management, Inc. and B & R Telephone LLC. and 49% of Green Wire, Inc, these companies are also engaged in the telecommunications industry.

     Conversion of Cimarron Debt 2-06-2013

On February 6, 2013 the Company issued an aggregate of 1,885,637 shares of its Common Stock to 2 unaffiliated entities upon the conversion of $47,140 of outstanding indebtedness. The original lender loaned the Company the monies in March 2012. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

     Master Service Agreement with Goodman Networks March 22, 2013

Increase in authorized and approval of two reverse splits.

Effective ___________, 2013, the Board of Directors and a majority of the Company’s shareholders authorized the increased of the Company’s authority to issue all classes stock to 600,000,000 shares of Common Stock, $.0001 par value (“Common Stock”). In addition a majority of the shareholders authorized the Board to initiate up to two future reverse splits of the Company’ Common Stock at a ratio not to exceed 20:1 over the next two years

