Form 10-Q
period 2013-03-31
URBAN AG. CORP
filed 2013-05-21
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 ☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2013

or

☐      Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52327
(Commission file number)

URBAN AG. CORP
(Exact name of registrant as specified in its charter)

Delaware	80-0664054
(State of incorporation)	(IRS Employer Identification Number)

800 Turnpike Street, Suite 103 North Andover, Massachusetts 01845
(Address of principal executive offices)

(800) 692-1357
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

Large accelerated filer      Accelerated filer      Non-accelerated filer      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was:

Class A Common Stock, $0.0001 par value                                                                                   19,340.236 shares outstanding on May 19, 2013
Series A Preferred Stock, $0.0001 par value                                                                                   11,182,460 shares outstanding on May 19, 2013

DOCUMENTS INCORPORATED BY REFERENCE:
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

The most pressing factors that could cause actual results to differ from those in our forward looking statements materially and adversely are our lack of working capital and our need to raise approximately $1.6 million of additional capital to payoff arrearages of approximately $900,000 of payroll taxes as of March 31 2013; and the need to  to establish a new accounts receivable financing arrangement.

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

March 31, 2013

Unless the context requires otherwise, references in this quarterly report to "Urban AG.," “Urban AG,” “Urban,” "the Company," "we," "our" and "us" refer to Urban AG. Corp.  This quarterly report contains trademarks and trade names of other parties.

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

URBAN AG. CORP
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31, 2013 (unaudited)	December 31, 2012 (audited)
Assets
Current assets:
Cash	$44,248	$412
Accounts receivable, less allowances for doubtful accounts and provision for contract adjustments of $51 and $459,104 at March 31, 2012 and December 31, 2011, respectively	217646
Other current assets	130,083
Total current assets	391,977	412

Plant, Property and Equipment, net	-
Intangible Assets	2,626,318
Other assets:
Notes Receivable Due from related parties	146,064

Total assets	$3,164,359	$412

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and other current liabilities	$3,562,873	$3,150,847
Accrued expenses	2,879,468	2,568,734
Line of credit	55,012	-
Mass CDFC loan	327,039	327,039
Discontinued operations	191,538	191,538
Current portion of long-term debt	2,347,594	-
Short term notes payable	725,375	510,250
Notes due to Shareholder	1,891,000	1,891,000
Total current liabilities	11,979,899	8,639,408

Long term debt	-	-
Net liabilities of discontinued operations	-	-
Total liabilities	$11,979,899	$8,639,408
Stockholders' deficiency
Preferred stock, $.0001 par value; authorized 50,000,000 and 11,182,460 and 10,000,000 issued and outstanding at March 31, 2013 and December 31, 2012 respectively.	1,118	1,000
Common stock, $.0001 par value; authorized 200,000,000 19,340,236 and 15,429,599 shares issued and outstanding at March 31, 2013 and December 31, 2012 respectively.	1,935	1,543

Additional paid-in capital	2,377,923	2,230,041
Retained (deficit)	(11,196,516)	(10,871,580)

Total stockholders' (deficit)	(8,815,540)	(8,638,996)

Total liabilities and stockholders’ deficiency	$3,164,359	$412

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP
Condensed Consolidated Statements of Operations
(unaudited)
	Three Months ended
	March 31,	March 31,
	2013	2012

Revenue	$221,086	$1,818,460
Costs of goods sold	96,056	1,214,501
Gross profit	125,030	603,959

Costs and expenses:
General and administrative	308,675	1,151,798
Depreciation		29,367

Total costs and expenses	308,675	1,181,165

Loss from continuing operations before interest expense and other (income) expense	(183,645)	(577,206)

Interest expense, net of interest income	141,290	48,951
Other(income), gain on line of credit payoff		(607,149)

Total other (income) expense	141,290	(558,198)

(Loss) from continuing operations before income taxes	(324,935)	(19,008)

Income taxes	-	-

Loss from continuing operations	(324,935)	(19,008)

Net (loss)	$(324,935)	$(19,008)

Basic and diluted income (loss) per share from continuing operations	$(0.02)	$(0.001)
Weighted average basic and diluted common shares outstanding	17,682,466	20,308,164

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	3/31/2013	3/31/2012

Cash flows from operating activities:
Net income (loss)	$(324,935)	$(19,008)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation		29,367
Change in operating assets and liabilities:
(Increase) in accounts receivable, net of allowances	(217,646)	(98,763)
(Increase) in prepaid expenses and other current assets	(130,083)	(907)
Increase/(decrease) in accounts payable and other current liabilities	287,352	(120,870)
(Decrease) in current portion of long term debt		(9,234)
Increase in accrued expenses	435,407	266,522

Net cash used in operating activities	50,096	47,107

Cash flows from investing activities:
Net Investment in plant, property and equipment Net Investment in Intangible Assets	(2,626,318)	(47,699)
Net cash used in investing activities	(2,626,318)	(47,699)
Cash flows from financing activities:

Increase/ (decrease) in short term notes payable	2,562,720	(216,612)
(Increase) in Notes Receivable	(146,064)
Net increase/ (decrease) in line of credit	55,012	(408,150)
(Increase) in due from related parties	-	(103,413)
Increase in long term debt	-	108,474
Increase in capital stock and additional paid in capital	147,192	700,600
Distributions and other equity adjustments	1,199	-
Net cash generated by financing activities	2,620,058	80,902
Change in cash from continuing operations	43,836	80,310
Change in cash from discontinued operations		(80,310)
Cash at beginning of period	412	25
Cash at end of period	$44,248	$25

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(unaudited)

1.	Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Urban AG. Corp (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

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

Pursuant to the Agreement, CCS became the Company's wholly-owned subsidiary.  This transaction was recorded as a reverse merger.  The results of operations from CCS Worldwide are included in the financial statements for all periods included in this quarterly report.

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

The Company is continuing to pursue the long-term strategy of consolidation of the fragmented industry that provides outsourced services to General Contractors, Facility Managers/Owners, Architects and Engineers. This industry is focused on providing construction path services including pre-construction services, site selection and preparation, hazardous material abatement and environment remediation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services. The Company has been successful in acquiring a Group of Companies through the Green Wire Enterprise, Inc. acquisition. On February 1, 2013, Urban Ag. Corp. (the “Company”) completed the acquisition of 100% of Green Wire Enterprises, Inc.(“Green Wire”) an Oklahoma corporation engaged in the business of infrastructure deployment, integration and maintenance for telecommunications systems providers.  Green Wire also owns 100% of Terra Asset Management, Inc. and B & R Telephone LLC. and 49% of Green Wire, Inc, these companies are also engaged in providing a variety of services to the telecommunications industry.

Green Wire, Inc. is a certified, minority-owned small business offering Telecommunication Solutions and Equipment, Structural Cabling, Wireless Solutions, Microwave Tower, Fiber and Antenna Installation, and Alternative Energy Solutions complemented by name brands and superior products and devices. The business model of this subsidiary is centered on providing cost saving solutions and resources for city, county, school and state governments and associated agencies providing communication and data systems that create a competitive advantage by delivering efficiency, productivity, and cost savings with seamless equipment installations and secure operations incorporating internet, IT & data integration, GPS and monitoring. The San Antonio operations also resell Fiber to counties, municipalities and corporations/businesses.

Terra Asset Management Inc.’s operations located in Broken Arrow Oklahoma is an established network asset management company with the capacity to build out state of the art networks using existing workforces and subcontractors, and the expertise to provide diverse services to subscriber companies.  They design and build network infrastructure for the largest tech and wireless companies, such as Alcatel-Lucent, Motorola, Sprint, AT&T, Verizon, Starbucks, Southeast Financial, and Bank Plus. This operation represents half of the expected revenues of GWE.

B & R Telephone located in Corpus Christi, TX  provides asset management such as human resources for specialized labor force. They also provide sales, service, and installation of telephone and paging equipment, network services, fiber optics, tower and antenna installations, as well as camera surveillance for the Corpus Christi area. Among the subsidiary’s extensive client base are 6 out of the 7 largest General Contractors in the US.  Through these clients the Corpus Christi operations provide phone/ data and equipment installation, maintenance and technical services to customers such as Wal-Mart, CVS, Firestone, Radio Shack and others.

Basis of Presentation

       The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation.  As a result of reverse merger accounting treatment of the CCS Worldwide acquisition, the Company’s financial statements for the three months ended March 31, 2013 include the results of operations and financial position of CCS Worldwide as well as the results of operation of Green Wire Enterprises, Inc. for the two month period beginning on February 28, 2013 through March 31, 2013 effective with the date of the acquisition. The Company’s financial statements for the year ended December 31, 2012 reflect the consolidation of CCS Worldwide with the Company effective with the date of the Agreement.

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption, that the Company continues to operate as a going concern, is presently in question and contingent upon the Company's ability to raise additional funds.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced substantial losses, has a working capital deficiency of approximately $11.6 million, a stockholders’ deficit of approximately $8.8 million and is in default on several financial obligations at March 31, 2013, which raises substantial doubt about the Company's ability to continue as a going concern

Additionally, the Company’s accounts receivable financing arrangement has been terminated by the lender. Also, as of March 31, 2013, the Company has delinquent payroll taxes of approximately $900,000.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts and provision for contract adjustments was $ -0- at March 31, 2013 and $-0- at December 31, 2012.

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

Property, Plant and Equipment

Property and equipment are reported at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Lives for property, plant and equipment are as follows: leasehold improvements—Lesser of term or useful life; machinery and equipment—5 to 15 years; furniture and fixtures—3 to 10 years; computer hardware and software 3 to 7 years. Routine maintenance costs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations.  The Company recorded $ 0  and $29,367 in depreciation expense for the three months ended March 31, 2013 and 2012, respectively.

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

3.	Events of Material Impact Subsequent to Year End

        Asher Convertible Security January 2013

On January 16, 2013, the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $63,000 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith.  Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

             Advanced Recovery Settlement Agreement January 28,2013

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

    Green Wire Enterprises, Inc. acquisition February 1, 2013

    On February 1, 2013, Urban Ag. Corp. (the “Company”) completed the acquisition of 100% of Green Wire Enterprises, Inc.(“Greenwire”) an Oklahoma corporation engaged in the business of infrastructure deployment, integration and maintenance for telecommunications systems providers.  Green Wire also owns 100% of Terra Asset Management, Inc. and B & R Telephone LLC. and 49% of Green Wire, Inc, these companies are also engaged in the telecommunications industry.

    Conversion of Cimarron Debt February 6, 2013

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

    Master Service Agreement with Goodman Networks March 22, 2013

    On March 22, 2013 Terra Asset Management entered into a Master Service Agreement with Goodman Networks for the construction of cell tower and microwave sites primarily in the mid-west region of the United States.

    Increase in authorized and approval of two reverse splits.

    Effective in the first quarter of 2013, the Board of Directors and a majority of the Company’s shareholders authorized the increased of the Company's authority to issue all classes stock to 600,000,000 shares of Common Stock, $.0001 par value (“Common Stock”). In addition a majority of the shareholders authorized the Board to initiate up to two future reverse splits of the Company’ Common Stock at a ratio not to exceed 20:1 over the next two years

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    Organization and Backgroud

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

    CCS Worldwide is a hazardous material abatement and environmental remediation company based in Brockton, Massachusetts.  The Company, based in Danvers, Massachusetts, currently acts as a Holding Company that has as its one operating subsidiary CCS Worldwide.  CCS Worldwide generates revenue within a single operating segment which provides hazardous material abatement and environment remediation services through its four wholly owned subsidiaries - Commonwealth Contracting Services LLC; CCS Special Projects LLC; CCS Environmental, Inc.; and CCS Environmental Services, Inc., all based in Brockton, Massachusetts.  For the periods covered in this report, our revenues consist of sales in the single operating segment providing services for hazardous material abatement and environmental remediation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

NET REVENUES - Net revenues for the three months ended March 31,2013 decreased by $1,597,374 or approximately 88% to $221,086 from $1,818,460 in the comparable period in 2012.

The majority of the decrease in revenue  was the result  of the reduction of  sales in our asbestos removal service line as a result of the loss of our factoring facility with Midland American Capital in July of 2012. This decrease was partially offset by sales in the Green Wire Enterprise division acquisition which was effective on February 1, 2013.

COST OF SALES - Cost of sales for the three months ended March 31, 2013 decreased by $1,118,960 or approximately 92% to $96,056 from $1,214,501 in the comparable period in 2012.  This decrease was a direct result of the decrease in sales resulting from the decrease in the Asbestos removal service line.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended March 31, 2013 decreased by approximately $843,123 or 73% to $308,675 from $1,151,798 in the comparable period in 2012.

The decrease in general and administrative costs consisted primarily of decreased costs associated with lower sales due to the loss of the factoring facility.

DEPRECIATION - Depreciation decreased for the three months ended March 31, 2013 by $29,367 or approximately 100% to $ 0 from $29,367 in the comparable period in 2012.  The change is due to the seizure of the fixed assets resulting from the default on the Factoring Facility.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended March 31, 2013 increased by $92,239 or approximately 189% to $141,290 from $48,951 in the comparable period in 2012.  The change in interest expense was attributed to various refinancing activities carrying different terms and rates in the 2013 period compared to the comparable period in 2012 and additional cost associated with the default on the Midland American Capital factoring facility .

OTHER INCOME – Other income for the three months ended March 31, 2013 decreased to $ 0 from  $607,149 for the comparable period in March 31, 2012.  The other income of $607,149 related to a one time gain on the re-financing and discount recognized on the payoff of the Company’s line of credit.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2013, we had approximately $44,248 in cash and total current assets of $391,977 as of the same date we had approximately $11,980,000 of current liabilities and a working capital deficit of approximately $11.6 million.  Our financial condition has been materially and adversely affected by certain negative actions taken by our accounts receivable factor.

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

               On January 16, 2013, the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $63,000 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith.  Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

   The Note, together with accrued interest at the annual rate of eight percent (8%), is due on January 9, 2014 (the "Maturity Date"). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion.  “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interst due on the prepayment date.

   On January 28, 2013 the Company entered into a Security Settlement Agreement with Advanced Recovery Solutions, Inc.   that consolidated the debt instruments  that had been acquired by Advanced during the year ended December 31, 2012 in the principal amounts recorded on the Company’s Balance sheet  from Marshall Sterman $54,123.00, the balance of the James Shanahan $4,990.00, Frank Magliochetti $45,000.00, the LaFlamme Note $400,250.00 and  in January of 2013 Herb Rubin and Joel Glovsky debt totaling $75,000.00.

    On April 21, 2013, the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $32,500 pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement") of even date therewith.  Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

   The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 21 , 2014 (the "Maturity Date"). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion.  “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of March 31, 2013, the Company's internal control over financial reporting is not effective based on those criteria. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.  Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

   In the ordinary course of business, we may from time to time be involved in various threatened or actual legal proceedings which the company will vigorously defend.  The litigation process is inherently uncertain and it is possible that the outcome of such matters may result in a material adverse effect on the financial condition and/or results of operations of the Company. In the opinion of the management, matters currently pending or threatened against the Company are not expected to result in a material adverse effect on our financial position or result of operations.

ITEM 1A – RISK FACTORS

    There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

    Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Urban Ag. Corp.
(Registrant)

By:	/s/ Billy V. Ray, Jr.
Billy V. Ray, Jr. Chief Financial Officer

Date: May 20, 2013