Form 10-Q
period 2013-06-30
URBAN AG. CORP
filed 2013-08-20
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

  ☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2013

or

 ☐      Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52327
[Missing Graphic Reference]
(Commission file number)

URBAN AG. CORP
[Missing Graphic Reference]
(Exact name of registrant as specified in its charter)

Delaware	80-0664054
[Missing Graphic Reference]	[Missing Graphic Reference]
(State of incorporation)	(IRS Employer Identification Number)

800 Turnpike Street, Suite 103 North Andover, Massachusetts 01845
[Missing Graphic Reference]
(Address of principal executive offices)

(800) 692-1357
[Missing Graphic Reference]
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was:

Class A Common Stock, $0.0001 par value Series A Preferred Stock, $0.0001 par value	48,069,761 shares outstanding on August 20, 2013 11,182,460 shares outstanding on August 20, 2013

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

The most pressing factors that could cause actual results to differ from those in our forward looking statements materially and adversely are our lack of working capital and our need to raise approximately $1.6 million of additional capital to payoff arrearages in excess of $1.2 million of payroll taxes as of June 30, 2013; and the need to establish a new accounts receivable or other financing arrangement.

Other factors that could cause actual results to differ materially include without limitation:
•	our limited ability to repay our debt and our payroll tax and union costs arrearages and the potential adverse consequences thereof;
•	the outcome of our ongoing dispute with our accounts receivable factor and the outcome of any future legal proceedings that may arise out of that dispute;
•	our ability to continue to finance our business;
•	an inability to arrange debt or equity financing;
•	the outcome of potential disputes that could arise with labor unions;
•	the impact of new technologies on our services and our competition;
•	adverse changes in laws or rules or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive services and pricing;
•	continued availability of adequately skilled labor at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	the presence of competitors with greater financial resources;
•	our ability to maintain our current pricing model and/or decrease our cost of sales;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with new statutes and regulations applicable to public reportingcompanies, such as the Sarbanes-Oxley Act of 2002

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

June 30, 2013

Unless the context requires otherwise, references in this quarterly report to "Urban AG.," “Urban AG,” “Urban,” "the Company," "we," "our" and "us" refer to Urban AG. Corp.  This quarterly report contains trademarks and trade names of other parties.

4

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

URBAN AG. CORP
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
Assets
Current assets:
Cash	$29,271	$412
Accounts receivable, less allowances for doubtful accounts and provision for contract adjustments of $-0- and $ -0- at June 30, 2013 and December 31, 2012, respectively	128,861	—
Other current assets	80,132	—
Total current assets	238,264	412

Intangible Assets	2,984,861	—
Other assets:
Notes Receivable Due from related parties	146,064	—

Total assets	$3,369,189	$412

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and other current liabilities	$3,659,285	$3,150,847
Accrued expenses	3,348,088	2,568,734
Line of credit	41,363	—
Mass CDFC loan	327,039	327,039
Discontinued operations	191,538	191,538
Current portion of long-term debt	2,336,119	—
Short term notes payable	813,919	510,250
Notes due to Shareholder	1,855,000	1,891,000
Total current liabilities	12,572,351	8,639,408

Long term debt	—	—
Net liabilities of discontinued operations	—	—
Total liabilities	$12,572,351	$8,639,408
Stockholders' deficiency
Preferred stock, $.0001 par value; authorized 50,000,000; 11,182,460 and 10,000,000 issued and outstanding at June 30, 2013 and December 31, 2012 respectively.	1,118	1,000
Common stock, $.0001 par value; authorized 200,000,00; 30,055,702 and 15,429,599 shares issued and outstanding at June 30, 2013 and December 31, 2012 respectively. Note (3)	3,006	1,543

Additional paid-in capital	2,437,243	2,230,041
Retained (deficit)	(11,644,529)	(10,871,580)

Total stockholders' (deficit)	(9,203,162)	(8,638,996)

Total liabilities and stockholders’ deficiency	$3,369,189	$412

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended		Six Months ended
	June 30	June 30	June 30	June 30
	2013	2012	2013	2012

Revenue	$163,936	$1,724,229	$385,023	$3,542,689
Costs of goods sold	291,186	1,841,063	387,243	3,055,564
Gross profit (loss)	(127,250)	(116,834)	(2,220)	487,125

Costs and expenses:
General and administrative	191,238	722,052	499,912	1,873,850
Depreciation	—	31,070	—	60,437

Total costs and expenses	191,238	753,122	499,912	1,934,287

(Loss) from continuing operations before other (income) and expense	(318,488)	(869,956)	(502,132)	(1,447,162)

Interest expense, net of interest income	129,526	119,640	270,817	168,599
Other (income) expense	—	—	—	(607,149)

Total other (income) and expense	129,526	119,640	270,817	(438,550)

(Loss) from continuing operations before income taxes	(448,014)	(989,956)	(772,949)	(1,008,604)

Income taxes	—	—	—	—

(Loss) from continuing operations	(448,014)	(989,956)	(772,949)	(1,008,604)

Net (loss)	$(448,014)	$(989,956)	$(772,949)	$(1,008,604)

Basic and diluted (loss) per share from continuing operations	$(.02)	$(.05)	$(.04)	$(.05)

Weighted average basic and diluted common shares outstanding	18,764,290	20,308,164	18,764,290	20,308,164

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	6/30/2013	6/30/2012

Cash flows from operating activities:
Net (loss)	$(772,949)	$(1,008,604)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation	—	60,437
Change in operating assets and liabilities:
(Increase) in accounts receivable, net of allowances	(128,861)	(141,132)
(Increase) in prepaid expenses and other current assets	(80,132)	(907)
Increase in accounts payable and other current liabilities	508,438	470,807
Increase in current portion of long term debt	2,336,119	6,021
Increase in accrued expenses	779,354	745,436

Net cash used in operating activities	2,641,969	132,058

Cash flows from investing activities:
Net Investment in plant, property and equipment	—	(73,199)
Net Investment in Intangible Assets	(2,984,861)	—

Net cash used in investing activities	(2,984,861)	(73,199)
Cash flows from financing activities:

Increase/ (decrease) in short term notes payable	303,668	(204,505)
(Increase) in Notes Receivable	(146,064)
Net increase/ (decrease) in line of credit	41,363	(618,420)
	—	—
(Increase) in due from related parties	(36,000)	103,443
Increase/ (decrease) in long term debt	—	96,305
Increase in capital stock and additional paid in capital	208,784	680,628

Net cash generated by financing activities	371,751	57,451
Change in cash from continuing operations	28,859	116,310
Change in cash from discontinued operations	—	(80,310)
Cash at beginning of period	412	25
Cash at end of period	$29,271	$36,025

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(unaudited)

1.	Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Urban AG. Corp (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

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

From 2007 to 2010 AQUM tried unsuccessfully to commercialize its medical device business and our Board of Directors closed those operations and acquired Urban Agricultural Corporation, a Delaware corporation (“UAC”). UAC holds the exclusive rights under a license from TerraSphere, Inc. (“TerraSphere”) to use their patented farming technology in Massachusetts, and the right of first refusal to purchase exclusive licenses for New Jersey, Pennsylvania and California.  Under the TerraSphere license the Company receives certain vertical farming intellectual property and know-how from TerraSphere.  The license was purchased by UAC in May, 2010 for $1,000,000 with $250,000 paid at acquisition and payments totaling $750,000 due by May 1, 2011.  Urban Ag was unable to make payments due under the TerraSphere License.  TerraSphere extended the payment terms under the TerraSphere License through December 31, 2011.

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

Subsequent to closing down the medical device business, the Company became focused on a long-term strategy of pursuing the consolidation of the fragmented industry that provides outsourced services to General Contractors, Facility Managers/Owners, Architects and Engineers. This industry is focused on providing construction path services including pre-construction services, site selection and preparation, hazardous material abatement and environment remediation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services.

In pursuit of this strategy, on November 7, 2011 Urban Ag. Corp. (the “Registrant,” “Urban Ag,” or the “Company”) entered into a Stock Purchase Agreement (the "Agreement"), with CCS Environmental World Wide, Inc., a Delaware corporation (“CCS World Wide,” “CCS,” or the “Seller”) and the shareholders of CCS (“Shareholders”).  Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, the Company issued to the CCS Shareholders an aggregate of 7,900,000 shares of the Company's common stock, $.0001 par value and five million warrants to purchase one share of common stock of the Company per Warrant. The warrants are exercisable for a period of five years at a price of $3.00 per share. The Warrants become exercisable once CCS achieves $50,000,000 in revenue in a single year. The shares purchased represented 78.8% of the outstanding common stock of the Company after the closing.  Pursuant to the Agreement, CCS became the Company's wholly-owned subsidiary.  This transaction was recorded as a reverse merger

  CCS Worldwide is a hazardous material abatement and environmental remediation company based North Andover, Massachusetts.  The Company currently acts as a Holding Company that has as its one operating subsidiary CCS Worldwide. The Office was relocated to North Andover, Massachusetts in October of 2012. CCS Worldwide generates revenue within a single operating segment which provides hazardous material abatement and environment remediation services through its four wholly owned subsidiaries - Commonwealth Contracting Services LLC; CCS Special Projects LLC; CCS Environmental, Inc.; and CCS Environmental Services, Inc

The results of operations from CCS Worldwide are included in the financial statements for all periods included in this quarterly report, although CCS had no operations during 2013.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation.  As a result of reverse merger accounting treatment of the CCS Worldwide acquisition, the Company’s financial statements for the three and six month periods ended June 30, 2012 include the results of operations and financial position of CCS Worldwide as well as the results of operation of Green Wire Enterprises, Inc. for the five month period beginning on February 28, 2013 through June 30, 2013 effective with the date of the acquisition. The Company’s financial statements for the year ended December 31, 2012 reflect the consolidation of CCS Worldwide with the Company effective with the date of the Agreement.

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption, that the Company continues to operate as a going concern, is presently in question and contingent upon the Company's ability to raise additional funds.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced substantial losses, has a working capital deficiency of approximately $12.3 million, a stockholders’ deficit of approximately $9.2 million and is in default on several financial obligations at June 30, 2013, which raises substantial doubt about the Company's ability to continue as a going concern

Additionally, the Company’s accounts receivable financing arrangement has been terminated by the lender. Also, as of June 30, 2013, the Company has delinquent payroll taxes of approximately $1.2 million.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts and provision for contract adjustments was $ -0- at June 30, 2013 and $-0- at December 31, 2012.

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

Stock Based Compensation

Stock based awards are accounted for according to the provisions of FASB ASC 718. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. All stock based compensation has been terminated as all stock option holders have resigned.

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

3.	Events of Material Impact Subsequent to Year End

       Asher Convertible Security January 2013

On January 16, 2013 the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $63,000 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith.  Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. The Company has issued 5,749,234 share of its common stock upon the conversion of $11,500 under the Note. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lender to convert debt that is more that is more than six months old.

      Advanced Recovery Settlement Agreement January 28, 2013

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

Effective in the first quarter of 2013, the Board of Directors and a majority of the Company’s shareholders authorized the increased of the Company's authority to issue all classes stock to 900,000,000 shares of Common Stock, $.0001 par value (“Common Stock”).  On August 14, 2013, the Company amended its Certificate of Incorporation to increase its authorized common stock from 200,000,000 shares to 900,000,000. In addition a majority of the shareholders authorized the Board to initiate up to two future reverse splits of the Company’ Common Stock at a ratio not to exceed 20:1 over the next two years.

     Asher Convertible Security April 4, 2013

On April 4, 2013 the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $32,500 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith.  Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

   Asher Convertible Security May 28, 2013

On May 28, 2013 the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $27,500 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith.  Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

Conversion of Advanced Recovery Solutions Debt Sold to Unaffiliated Third Parties in 2013

          The Company has issued an aggregate of 16,890,291 shares of its Common Stock to two unaffiliated entities upon the conversion of $48,500 of outstanding indebtedness from June 14, 2013 through August 20, 2013.  The original lenders loaned the Company the monies prior to June 2012 and Advanced Recovery Solutions, Inc. entered into a Security Settlement Agreement on January 28, 2013 as described above.  The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

Subscription Agreement

On May 28 and August 1, 2013 the Company entered into Subscription agreements on a best efforts basis in the amounts of $1,500,000.00 and $1,000,000.00 respectively with an entity located  in Davie, Florida. An initial payment of $50,000.00 was received by the Escrow Agent on June 4, 2013. No additional payments have been received and the $50,000.00 is recorded as a short term loan on the balance sheet. Several issues have arisen regarding the subscription agreements that are currently being vetted by management and the directors. Under all outcomes the subscription agreements will not be fulfilled. The disposition of the funds received has yet to be determined.

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

      Business Overview

Subsequent to closing down the medical device business, in 2011 the Company became focused on a long-term strategy of pursuing the consolidation of the fragmented industry that provides outsourced services to General Contractors, Facility Managers/Owners, Architects and Engineers. This industry is focused on providing construction path services including pre-construction services, site selection and preparation, hazardous material abatement and environment remediation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services.

In pursuit of this strategy, on November 7, 2011 Urban Ag. Corp. (the “Registrant,” “Urban Ag,” or the “Company”) entered into a Stock Purchase Agreement (the "Agreement"), with CCS Environmental World Wide, Inc., a Delaware corporation (“CCS World Wide,” “CCS,” or the “Seller”) and the shareholders of CCS (“Shareholders”).  Pursuant to the terms of the Agreement, Urban Ag acquired 100% of the outstanding shares of CCS. In exchange, the Company issued to the CCS Shareholders an aggregate of 7,900,000 shares of the Company's common stock, $.0001 par value and five million warrants to purchase one share of common stock of the Company per Warrant. The warrants are exercisable for a period of five years at a price of $3.00 per share. The Warrants become exercisable once CCS achieves $50,000,000 in revenue in a single year. The shares purchased represented 78.8% of the outstanding common stock of the Company after the closing.  Pursuant to the Agreement, CCS became the Company's wholly-owned subsidiary.  This transaction was recorded as a reverse merger

CCS Worldwide is a hazardous material abatement and environmental remediation company based North Andover, Massachusetts.  The Company currently acts as a Holding Company that has as its one operating subsidiary CCS Worldwide. The Office was relocated to North Andover, Massachusetts in October of 2012. CCS Worldwide generates revenue within a single operating segment which provides hazardous material abatement and environment remediation services through its four wholly owned subsidiaries - Commonwealth Contracting Services LLC; CCS Special Projects LLC; CCS Environmental, Inc.; and CCS Environmental Services, Inc.

The results of operations from CCS Worldwide are included in the financial statements for all periods included in this quarterly report, although CCS had no operations during 2013.

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

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

NET REVENUES - Net revenues for the three months ended June 30, 2013 decreased by $1,557,293 or approximately 90.31% to $163,936 from $1,724,229 in the comparable period in 2012.

The Company’s decreased revenue in 2013 over the comparable three month period in 2012 consisted of decreased sales in our core asbestos business and related services of approximately $1,724,229 offset by an increase in Telecommunication Construction Service revenue of approximately $163,936.

COST OF SALES - Cost of sales for the three months ended June 30, 2013 decreased by $1,549,876 or approximately 84.18% to $291,187 from $1,841,063 in the comparable period in 2012.

Cost of sales for the three months ended June 30, 2013 (increased/decreased) to approximately 177.62% of sales causing a gross loss of $127,250 from 106.78% of sales, or a $116,834 gross loss, for the comparable three month period in 2012.  Our cost of sales percentages have historically fluctuated greatly depending on the composition of union and non-union work and on the cost of waste disposal charges.  Union work generally has much tighter margins and is generally less profitable to the Company.  In addition, the Company is transitioning away from its historical sources of revenue in the Asbestos Abatement Industry and is building a revenue base in the telecommunication industry where the gross margins are impacted by level of revenue. Also during the 3 month period ended June 30, 2013 Green Wire Enterprises, Inc. experienced an increase in warranty and replacement work due to an equipment supplier going out of business

The reduction in the union cost overruns and charges for union labor that represented the bulk of the adverse changes in the three months ended June 30, 2012 were eliminated in the three month period ended June 30, 2013 as a result in the transition away from the Asbestos Abatement Industry into the Telecommunication Construction Services industry.  Labor costs decreased from approximately 59% of sales for the three months ended June 30, 2012 to approximately 58% of sales for the three months ended June 20, 2013.  Union benefit charges decreased from approximately 33% of sales to approximately 0 % of sale for the same periods.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended June 30, 2013 decreased by approximately $530,814 or 73.51 % to $191,238 from $722,052 in the comparable period in 2012.

The decrease in general and administrative costs consisted primarily of decreased costs of overhead incurred in the Asbestos Abatement division of approximately $722,052. The balance of the change was comprised of increases in the overhead cost incurred in the Telecommunication operations of approximately $191,238.

DEPRECIATION - Depreciation for the three months ended June 30, 2012 decreased by $31,070 or approximately 100% to $-0- from $31,070 in the comparable period in 2012.

The change is a result of all the fixed Assets of the Company being seized as part of the Midland foreclosure in the fourth quarter of 2012. Currently the Company is using equipment rental services and subcontractors until it can rebuild it work force and equipment inventory.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended June 30, 2012 increased by $9,886 or approximately 8.26% to $129,526 from $119.640 in the comparable period in 2012.

The change in interest expense was attributed to various refinancing activities carrying different terms and rates in the 2013 period compared to the comparable period in 2012.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

NET REVENUES - Net revenues for the six months ended June 30, 2013 decreased by $3,157,666 or approximately 89.13% to $385,023 from $3,542,689 in the comparable period in 2012.

The Company’s decreased revenue in 2013 over the comparable three month period in 2012 consisted of decreased sales in our core asbestos business of approximately $3,542,689 offset by an increase in the Telecommunication Construction services revenue of $385,023.

COST OF SALES - Cost of sales for the six months ended June 30, 2013 decreased by $2,668,321 or approximately 87.32% to $387,243 from $3,055,564 in the comparable period in 2012.

Cost of sales increased to approximately 100.57% of sales from 86% of sales for the comparable period in 2012.  Our cost of sales percentages have historically fluctuated greatly depending on the composition of union and non-union work and on the cost of waste disposal charges.  Union work generally has much tighter margins and is generally less profitable to the Company.  In addition, the Company is transitioning away from its historical sources of revenue in the Asbestos Abatement Industry and is building a revenue base in the telecommunication industry where our gross margins are impacted by the Company’s level of revenue. Also during the 6 month period ended June 30, 2013 Green Wire Enterprises, Inc. experienced an increase in warranty and replacement work due to an equipment supplier going out of business

The reduction in the union cost overruns and charges for union labor that represented the bulk of the adverse changes in the six months ended June 30, 2012 were eliminated in the six month period ended June 30, 2013 as a result in the transition away from the Asbestos Abatement Industry into the Telecommunication Construction Services industry.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the six months ended June 30, 2013 decreased by approximately $1,373,937 or 73.32% to $499,913 from $1,873,850 in the comparable period in 2012.

The decrease in general and administrative costs consisted primarily of decreased costs of overhead incurred in the Asbestos Abatement division of approximately $1,873,850. The balance of the change was comprised of increases in the overhead cost incurred in the Telecommunication operations of approximately $499,913.

DEPRECIATION - Depreciation decreased for the six months ended June 30, 2012 increased by $60,437 or approximately 100% to $-0- from $60,437 in the comparable period in 2012.

The change is a result of all the fixed Assets of the Company being seized as part of the Midland foreclosure in the fourth quarter of 2012. Currently the Company is using equipment rental services and subcontractors until it can rebuild it work force and equipment inventory.

INTEREST, NET OF INTEREST INCOME - Interest expense for the six months ended June 30, 2012 increased by $102,225 or approximately 60.64% to $270,817 from $168,591 in the comparable period in 2012.

The change in interest expense was attributed to various refinancing activities carrying different terms and rates in the 2013 period compared to the comparable period in 2012.

OTHER INCOME – Other income for the six months ended June 30, 2012 was $607,149.  There was no other income for the comparable period in 2013.  The other income of $607,149 related to a one time gain on the re-financing and discount recognized on the payoff of the Company’s line of credit.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had approximately $29,271 in cash and total current assets of $238,264 as of the same date we had approximately $12,572,351 of current liabilities and a working capital deficit of approximately $12.3 million.  Our financial condition has been materially and adversely affected by certain negative actions taken by our accounts receivable factor.

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

The Note, together with accrued interest at the annual rate of eight percent (8%), is due on January 9, 2014 (the "Maturity Date"). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion.  “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

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

On April 21, 2013, the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $32,500 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith.  Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 21 , 2014 (the "Maturity Date"). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion.  “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On May 20, 2013 the Company entered into a Promissory Note Agreement with Advance Recovery Solutions, Inc. in the amount of $50,000.00. The Note, together with accrued interest at the rate of seven percent (7%) is due on May 20, 2014 (the “Maturity Date”).

On May 28, 2013 the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $27,500 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith.  Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

The Note, together with accrued interest at the annual rate of eight percent (8%), is due on May 28 , 2014 (the "Maturity Date"). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion.  “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On June 27, 2013 the Company entered into a Promissory Note Agreement with Advance Recovery Solutions, Inc. in the amount of $35,000.00. The Note, together with accrued interest at the rate of seven percent (7%) is due on June 27, 2014 (the “Maturity Date”).

On July 29, 2013 the Company entered into a Promissory Note Agreement with Advance Recovery Solutions, Inc. in the amount of $35,000.00. The Note, together with accrued interest at the rate of seven percent (7%) is due on July 29, 2014 (the “Maturity Date”).

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

 Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of June 30, 2013, the Company's internal control over financial reporting is not effective based on those criteria. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.  Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As noted above, Urban Ag is in the process of attempting to secure sufficient financing to continue operations.  We have been working to obtain financing from outside investors for more than12 months, but have not yet been successful.  In the interim, short-term debt financing provided primarily by a corporate investor has secured all of the company’s assets, and is being utilized to support governance and compliance activities.  Additionally, non-payment of professional and other service providers and reduced general spending have been instituted until such time as financing is secured, if ever.  If we are unable to obtain financing, we will be required to further curtail our operations or cease conducting business.  Given our current level of debt, we do not expect that our stockholders would receive any proceeds if we declare bankruptcy or seek to liquidate the Company.

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

On June 19, 2013 the Company issued Mr. Richard Greene 500,000 shares of the Company’s common stock as consideration for services performed and to be performed on behalf of the Company pursuant to the Marketing Services Agreement dated May 31, 2013 between the Company and Richard Greene. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction

On June 19, 2013 the Company issued TTT Holding, Inc. 2,000,000 shares of the Company’s common stock as a conversion of the $12,000 of indebtedness due by Terra Asset Management, the Company’s wholly owned subsidiary to TTT Holdings, Inc. and evidenced by a Promissory Note dated January 1, 2012. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

 On July 31, 2013 the Company issued Enviro Staffing 750,000 shares of the Company’s common stock in exchange of the extinguishment of $75,000 of indebtedness due by CCS Special Projects, Inc., the Company’s  wholly owned subsidiary to Enviro Staffing. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On July 31, 2013 the Company issued an aggregate of 600,000 shares of the Company’s common stock to four individuals, of which 450,000 shares were issued in exchange of services rendered to the Company and 150,000 shares in exchange of the extinguishment of $15,000 of indebtedness due by the Company. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Between May 31, 2013 and July 22, 2013, the Company issued to DPIT2, LLC an aggregate of 7,181,818 shares of the Company’s common stock upon the conversion of an aggregate of  $23,500 of indebtedness due by the Company and evidenced by a Promissory Note issued more than one year ago. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

Between May 29, 2013 and July 18, 2013, the Company issued to Southridge Partners II, LP an aggregate of 9,708,473 shares of the Company’s common stock upon the conversion of an aggregate of  $23,370 of indebtedness due by the Company and evidenced by a Promissory Note issued more than one year ago. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

On August 12, 2013, the Company issued to Moro, Inc. 1,590,000 shares of the Company’s common stock upon the conversion of an aggregate of  $5,000 of indebtedness due by the Company and evidenced by a Promissory Note issued more than one year ago. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

On July 9, 2013, the Company issued to Redwood Management, LLC  2,000,000 shares of the Company’s common stock upon the conversion of an aggregate of  $12,000 of indebtedness due by the Company and evidenced by a Promissory Note issued more than one year ago. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

On July 29, 2013, the Company issued to Asher Enterprises, Inc. ("Asher") 1,925,926 shares of the Company’s common stock upon the conversion of an aggregate of $5,200 of indebtedness due by the Company and evidenced by a Convertible Promissory Note issued on January 16, 2013. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

On August 6, 2013, the Company issued to Asher 1,894,737 shares of the Company’s common stock upon the conversion of an aggregate of  $3,600 of indebtedness due by the Company and evidenced by a Convertible Promissory Note issued on January 16, 2013. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

On August 12, 2013, the Company issued to Asher 1,928,571 shares of the Company’s common stock upon the conversion of an aggregate of  $2,700 of indebtedness due by the Company and evidenced by a Convertible Promissory Note issued on January 16, 2013. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Urban Ag. Corp.
(Registrant)

By:	/s/ Billy V. Ray, Jr.
Billy V. Ray, Jr. Chief Financial Officer

Date: August 20, 2013