Form 10-Q
period 2013-09-30
URBAN AG. CORP
filed 2013-11-19
CIK 1381324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2013
or
☐	Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52327

(Commission file number)

URBAN AG. CORP
(Exact name of registrant as specified in its charter)

Delaware	80-0664054
(State of incorporation)	(IRS Employer Identification Number)

800 Turnpike Street, Suite 103 North Andover, Massachusetts 01845
(Address of principal executive offices)

774-847-7688
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

Class A Common Stock, $0.0001 par value 1,015,910,869 shares outstanding on November 19, 2013

Series A Preferred Stock, $0.0001 par value 11,182,460 shares outstanding on November 19, 2013

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

The most pressing factors that could cause actual results to differ materially and adversely from those in our forward looking statements is our lack of working capital and our need to raise approximately $1.6 million of additional capital to payoff arrearages in excess of $1.3 million of payroll taxes as of September 30, 2013; and the need to establish a new accounts receivable or other financing arrangement.

Other factors that could cause actual results to differ materially include without limitation:

•	our limited ability to repay our debt and our payroll tax and union costs arrearages and the potential adverse consequences thereof;
•	the outcome of our ongoing dispute with our accounts receivable factor and the outcome of any future legal proceedings that may arise out of that dispute;
•	our ability to continue to finance our business;
•	an inability to arrange debt or equity financing;
•	the outcome of potential disputes that could arise with labor unions;
•	the impact of new technologies on our services and our competition;
•	adverse changes in laws or rules or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive services and pricing;
•	continued availability of adequately skilled labor at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	the presence of competitors with greater financial resources;
•	our ability to maintain our current pricing model and/or decrease our cost of sales;
•	the adoption of new, or changes in, accounting principles;
•	companies, such as the Sarbanes-Oxley Act of 2002 the costs inherent with complying with new statutes and regulations applicable to public reporting

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

September 30, 2013

Unless the context requires otherwise, references in this quarterly report to "Urban AG.," “Urban AG,” “Urban,” "the Company," "we," "our" and "us" refer to Urban AG. Corp. This quarterly report contains trademarks and trade names of other parties.

1

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

URBAN AG. CORP

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
Assets
Current assets:
Cash	$27,120.	$412
Accounts receivable, less allowances for doubtful accounts and provision for contract adjustments of $-0- and $ -0- at June 30, 2013 and December 31, 2012, respectively	107,687
Other current assets	80,177
Total current assets	214,984	412

Intangible Assets	2,974,055
Other assets:
Notes Receivable Due from related parties	146,064

Total assets	$3,335,103	$412

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and other current liabilities	$3,643,883	$3,150,847
Accrued expenses	3,634,869	2,568,734
Line of credit	27,869	—
Mass CDFC loan	327,039	327,039
Discontinued operations	191,538	191,538
Current portion of long-term debt	2,330,597	—
Short term notes payable	830,484	510,250
Notes due to Shareholder	1,855,000	1,891,000
Total current liabilities	12,841,279	8,639,408

Long term debt	—	—
Net liabilities of discontinued operations	—	—
Total liabilities	$12,841,279	$8,639,408
Stockholders' deficiency
Preferred stock, $.0001 par value; authorized 50,000,000; 11,182,460 and 10,000,000 issued and outstanding at September 30, 2013 and December 31, 2012 respectively.	1,118	1,000
Common Stock, $.0001 par value; authorized 7,000,000,00; 290,586,478 and 15,429,599 shares issued and outstanding at September 30, 2013 and December 31, 2012 respectively. Note (3)	29,059	1,543
Additional paid-in capital	2,644,925	2,230,041
Retained (deficit)	(12,181,278)	(10,871,580)

Total stockholders' (deficit)	(9,506,176)	(8,638,996)

Total liabilities and stockholders’ deficiency	$3,335,103	$412

.See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP. (formerly AQUAMER MEDICAL CORP.)

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended		Nine Months ended
	September 30	September 30	September 30	September 30
	2013	2012	2013	2012

Revenue	$195,464	$1,963,691	$580,487	$5,506,380
Costs of goods sold	172,916	1,729,210	560,159	4,784,774
Gross profit (loss)	22,548	234,481	20,328	721,606

Costs and expenses:
General and administrative	431,816	156,802	931,728	2,030,651
Depreciation		29,100		89,537

Total costs and expenses	431,816	185,902	931,728	2,120,188

Income (Loss) from continuing operations before other (income) and expense	(409.268)	48,579	(911,400)	(1,398,582)

Interest expense, net of interest income	127,481	12,661	398,297	181,252
Other (income) expense				(607,149)

Total other (income) and expense	127,481	12,661	398,297	(425,897)

Income (Loss) from continuing operations before income taxes	(536,749)	35,918	(1,309,697)	(972,685)

Income taxes

Income (loss) from continuing operations	(536,749)	35,918	(1,309,697)	(972,685)

Net income (loss)	$(536,749)	$35,918	$(1,309,697)	$(972,685)

Basic and diluted income (loss) per share from continuing operations	$(.01)	$.01	$(.03)	$(.05)

Weighted average basic and diluted common shares outstanding	37,804,415	20,308,164	37,804,415	20,308,164

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	9/30/2013	9/30/2012

Cash flows from operating activities:
Net income (loss)	$(1,309,697)	$(972,685)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation		89,537
Change in operating assets and liabilities:
(Increase) in accounts receivable, net of allowances	(107,687)	(663,107)
(Increase) in prepaid expenses and other current assets	(80,177)	(1,657)
Increase in accounts payable and other current liabilities	493,036	191,570
Increase in current portion of long term debt	2,330,597	286,152
Increase in accrued expenses	1,066,135	1,154,562

Net cash used in operating activities	2,392,206	84,372

Cash flows from investing activities:
Net Investment in plant, property and equipment	—	(73,199)
Net Investment in Intangible Assets	(2,974,054)
Net cash used in investing activities	(2,974,054)	(73,199)
Cash flows from financing activities:

Increase/ (decrease) in short term notes payable	320,234	340,167
(Increase) in Notes Receivable	(146,064)
Net increase/ (decrease) in line of credit	27,868	(624,970)
	—	—
(Increase) in due from related parties	(36,000)	(137,288)
Increase/ (decrease) in long term debt	—	(189,400)
Increase in capital stock and additional paid in capital	442,518	680,628
		—
Net cash generated by financing activities	608,556	69,137
Change in cash from continuing operations	26,708	80,310
Change in cash from discontinued operations		(80,310)
Cash at beginning of period	412	25
Cash at end of period	$27,120	$25

See accompanying notes to condensed consolidated financial statements.

URBAN AG. CORP

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

1.	Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Urban AG. Corp (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

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

The Company is continuing to pursue the long-term strategy of consolidation of the fragmented industry that provides outsourced services to General Contractors, Facility Managers/Owners, Architects and Engineers. This industry is focused on providing construction path services including pre-construction services, site selection and preparation, hazardous material abatement and environment remediation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services. The Company has been successful in acquiring a Group of Companies through the Green Wire Enterprise, Inc. acquisition. On February 1, 2013, Urban Ag. Corp. (the “Company”) completed the acquisition of 100% of Greenwire Enterprises, Inc.(“Green Wire”) an Oklahoma corporation engaged in the business of infrastructure deployment, integration and maintenance for telecommunications systems providers. Green Wire also owns 100% of Terra Asset Management, Inc. and B & R Telephone LLC. and 49% of Green Wire, Inc, these companies are also engaged in providing a variety of services to the telecommunications industry.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. As a result of reverse merger accounting treatment of the CCS Worldwide acquisition, the Company’s financial statements for the three and nine month periods ended September 30, 2012 include the results of operations and financial position of CCS Worldwide as well as the results of operation of Greenwire Enterprises, Inc. for the eight month period beginning on February 28, 2013 through September 30, 2013 effective with the date of the acquisition. The Company’s financial statements for the year ended December 31, 2012 reflect the consolidation of CCS Worldwide with the Company effective with the date of the Agreement.

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption, that the Company continues to operate as a going concern, is presently in question and contingent upon the Company's ability to raise additional funds. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced substantial losses, has a working capital deficiency of approximately $12.6 million, a stockholders’ deficit of approximately $9.5 million and is in default on several financial obligations at September 30, 2013, which raises substantial doubt about the Company's ability to continue as a going concern

Additionally, the Company’s accounts receivable financing arrangement has been terminated by the lender. Also, as of September 30, 2013, the Company has delinquent payroll taxes of approximately $1.2 million.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts and provision for contract adjustments was $ -0- at September 30, 2013 and $-0- at December 31, 2012.

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

3.	Events of Material Impact Subsequent to Year End

Asher Convertible Security January 2013

On January 16, 2013 the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $63,000 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith. Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. The Company has issued 96,653,165 share of its common stock upon the conversion of $63,500.00 plus interest under the Note. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lender to convert debt that is more that is more than six months old.

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

Greenwire Enterprises, Inc. Acquisition February 1, 2013

On February 1, 2013, Urban Ag. Corp. (the “Company”) completed the acquisition of 100% of Greenwire Enterprises, Inc.(“Green Wire”) an Oklahoma corporation engaged in the business of infrastructure deployment, integration and maintenance for telecommunications systems providers. Green Wire also owns 100% of Terra Asset Management, Inc. and B & R Telephone LLC. and 49% of Green Wire, Inc, these companies are also engaged in the telecommunications industry. The acquisition was made with a combination of issuance of common stock and seller notes and the assumption of liabilities including notes payable to various individuals in the amount of $2,347,644.50.

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

Asher Convertible Security April 4, 2013

On April 4, 2013 the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $32,500 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith. Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. The Company has issued 86,399,188 share of its common stock upon the conversion of $32,500.00 plus interest under the Note. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lender to convert debt that is more that is more than six months old.

ASC Recap, LLC Liability Purchase Agreement

On April 19, 2013 the Company entered into a Liability Purchase Agreement with ASC Recap wherein ASC Recap agreed to purchase up to $5,000,000 in bona fide outstanding liabilities held by one or more creditors of the Company. As part of this transaction the Company issued a $25,000 convertible note on April 24, 2013. The Company has issued 63,437,500 shares of its common stock upon the conversion of the $25,000 plus interest under the note. The certificates evidencing the above mentioned shares were issued without legend I that Rule 144 permits the lender to convert debt that is more than six months old.

On October 21, 2013, the Company entered into a Settlement Agreement and Stipulation (the “Agreement”) with ASC Recap LLC (“ASC”) to settle $2,919,541.35 of past due liabilities of the Company. Pursuant to the Agreement the Company agreed to issue ASC shares of its Common Stock (the “Settlement Shares”) in tranches, each with a value equal to $100,000 until the claim amount is satisfied in full. The Settlement Shares shall be priced at 75% of the average closing bid price for the Company’s Common Stock during the twenty (20) trading day period prior to the issuance. The Settlement Shares are to be issued pursuant to the exemption from registration under Section 3(a) (10) of the Securities Act of 1933, as amended. (the “Act”) The terms of Agreement is subject to Court Approval. The parties have agreed to submit the Agreement to a Court for a hearing on the fairness of the terms and conditions, and whether the issuance of the Settlement Shares can be done in accordance with Section 3(a) (10) of the Act. The Agreement shall become binding upon the parties only upon the entry of an order by the Court approving the Agreement.

On November 7, 2013 the court approved the Settlement Agreement.

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

Conversion of Advanced Recovery Solutions Debt Sold to Unaffiliated Third Parties in 2013

The Company has issued an aggregate of 436,178,616 shares of its Common Stock to five unaffiliated entities upon the conversion of $260.000 principal of outstanding indebtedness in addition to legal fees and interest from June 14, 2013 through November 19 , 2013. The original lenders loaned the Company the monies prior to June 2012 and Advanced Recovery Solutions, Inc. entered into a Security Settlement Agreement on January 28, 2013 as described above. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

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

Conversion of Debt Assumed in the Greenwire Enterprises, Inc. Acquisition

On February 1, 2013 the Company completed the acquisition of Greenwire Enterprises, Inc. and assumed the debt of its subsidiaries Terra Asset Management, Inc., Green Wire, Inc. and B&R Telephone. The Company has issued an aggregate of 123,428,572 to three unaffiliated entities upon the conversion of $48,500 principal of outstanding indebtedness, in addition to legal fees and interest from June 14, 2013 through November 19, 2013. The original lenders loaned the money to the Subsidiaries of Greenwire Enterprises, Inc. prior to the acquisition on February1, 2013. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lender or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

Increase in Authorized

Effective October 17, 2013, the Board of Directors and a majority of the Company’s shareholders increased the Company's authorized shares of Common Stock, $.0001 par value (“Common Stock”) from 900,000,000 shares to 7,000,000,000 shares. The Amendment to the Certificate of Incorporation of Urban AG. Corp was filed with the State of Delaware Secretary of State Division of Corporations on October 21, 2013 to effectuate the increase in Common Stock.

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

The Company is continuing to pursue the long-term strategy of consolidation of the fragmented industry that provides outsourced services to General Contractors, Facility Managers/Owners, Architects and Engineers. This industry is focused on providing construction path services including pre-construction services, site selection and preparation, hazardous material abatement and environment remediation, electrical/data communication system integration, electrical cabling installation and design, restoration/remediation services and post occupancy services. The Company has been successful in acquiring a Group of Companies through the Green Wire Enterprise, Inc. acquisition. On February 1, 2013, Urban Ag. Corp. (the ?Company?) completed the acquisition of 100% of Greenwire Enterprises, Inc.(?GreenWire?) an Oklahoma corporation engaged in the business of infrastructure deployment, integration and maintenance for telecommunications systems providers. Green Wire also owns 100% of Terra Asset Management, Inc. and B & R Telephone LLC. and 49% of Green Wire, Inc, these companies are also engaged in providing a variety of services to the telecommunications industry.

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

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

NET REVENUES - Net revenues for the three months ended September 30, 2013 decreased by $1,768,227 or approximately 90.05% to $195,464 from $1,963,691 in the comparable period in 2012.

The Company’s decreased revenue in 2013 over the comparable three month period in 2012 consisted of decreased sales in our core asbestos business and related services of approximately $1,963,691 offset by an increase in Telecommunication Construction Service revenue of approximately $195,464.

COST OF SALES - Cost of sales for the three months ended September 30, 2013 decreased by $1,556,294 or approximately 90.00% to $172,916 from $1,729,210 in the comparable period in 2012.

Cost of sales for the three months ended September 30, 2013 increased to approximately 88.46% of sales resulting in a gross profit of $22,548 from 88.06% of sales, or a $234,481 gross profit , for the comparable three month period in 2012. Our cost of sales percentages have historically fluctuated greatly depending on the composition of union and non-union work and on the cost of waste disposal charges. Union work generally has much tighter margins and is generally less profitable to the Company. In addition, the Company is transitioning away from its historical sources of revenue in the Asbestos Abatement Industry and is building a revenue base in the telecommunication industry where the gross margins are impacted by level of revenue.

The reduction in the union cost overruns and charges for union labor that represented the bulk of the adverse changes in the three months ended September 30, 2012 were eliminated in the three month period ended September 30, 2013 as a result in the transition away from the Asbestos Abatement Industry into the Telecommunication Construction Services industry. Labor costs decreased from approximately 54% of sales for the three months ended September 30, 2012 to approximately 32% of sales for the three months ended September 30, 2013. Union benefit charges decreased from approximately 33% of sales to approximately 0 % of sale for the same periods.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended September 30, 2013 increased by approximately $275,014 or 175.39 % to $431,816 from $156,802 in the comparable period in 2012.

The increase in general and administrative costs consisted primarily of $150,000 in stock compensation for retention of key management employees, increase in market awareness program cost of $20,470 and professional fees of $130,900 offset by decreased costs of overhead incurred in the Asbestos Abatement division of approximately $64,392. The balance of the change was comprised of increases in the overhead cost incurred in the Telecommunication operations of approximately $38,036.

DEPRECIATION - Depreciation for the three months ended September 30, 2012 decreased by $29,100 or approximately 100% to $-0- from $29,100 in the comparable period in 2012.

The change is a result of all the fixed Assets of the Company being seized as part of the Midland foreclosure in the fourth quarter of 2012. Currently the Company is using equipment rental services and subcontractors until it can rebuild it work force and equipment inventory.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended September 30, 2013 increased by $114,820 or approximately 906.88% to $127,481 from $12,661 in the comparable period in 2012.

The change in interest expense was attributed to various refinancing activities carrying different terms and rates in the 2013 period compared to the comparable period in 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

NET REVENUES - Net revenues for the nine months ended September 30, 2013 decreased by $4,925,893 or approximately 89.46% to $580,487 from $5,506,380 in the comparable period in 2012.

The Company’s decreased revenue in 2013 over the comparable three month period in 2012 consisted of decreased sales in our core asbestos business of approximately $5,506,380 offset by an increase in the Telecommunication Construction services revenue of $580,487.

COST OF SALES - Cost of sales for the nine months ended September 30, 2013 decreased by $4,224,615 or approximately 88.29% to $560,159 from $4,784,774 in the comparable period in 2012.

Cost of sales increased to approximately 96.50% of sales from 86.90% of sales for the comparable period in 2012. Our cost of sales percentages have historically fluctuated greatly depending on the composition of union and non-union work and on the cost of waste disposal charges. Union work generally has much tighter margins and is generally less profitable to the Company. In addition, the Company is transitioning away from its historical sources of revenue in the Asbestos Abatement Industry and is building a revenue base in the telecommunication industry where our gross margins are impacted by the Company’s level of revenue. Also during the nine month period ended September 30, 2013 Green Wire, Inc. experienced an increase in warranty and replacement work due to an equipment supplier going out of business

The reduction in the union cost overruns and charges for union labor that represented the bulk of the adverse changes in the nine months ended September 30, 2012 were eliminated in the nine month period ended September 30, 2013 as a result in the transition away from the Asbestos Abatement Industry into the Telecommunication Construction Services industry.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the nine months ended September 30, 2013 decreased by approximately $1,098,923 or 54.12% to $931,728 from $2,030,651 in the comparable period in 2012.

The decrease in general and administrative costs consisted primarily of decreased costs of overhead incurred in the Asbestos Abatement division of approximately $2,030,651. The balance of the change was comprised of increases in the overhead cost incurred in the Telecommunication operations of approximately $931,728.

DEPRECIATION - Depreciation decreased for the nine months ended September 30, 2013 by $89,537 or approximately 100% to $-0- from $89,537 in the comparable period in 2012.

The change is a result of all the fixed Assets of the Company being seized as part of the Midland foreclosure in the fourth quarter of 2012. Currently the Company is using equipment rental services and subcontractors until it can rebuild it work force and equipment inventory.

INTEREST, NET OF INTEREST INCOME - Interest expense for the nine months ended September 30, 2013 increased by $217,045 or approximately 119.97% to $398,297 from $181,252 in the comparable period in 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had approximately $27,120 in cash and total current assets of $214,984 as of the same date we had approximately $12,841,279 of current liabilities and a working capital deficit of approximately $12.6 million. Our financial condition has been materially and adversely affected by certain negative actions taken by our accounts receivable factor.

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

On July 26, 2013 the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $42,500 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith. Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 30 , 2014 (the "Maturity Date"). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion. “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On July 29, 2013 the Company entered into a Promissory Note Agreement with Advance Recovery Solutions, Inc. in the amount of $35,000.00. The Note, together with accrued interest at the rate of seven percent (7%) is due on July 29, 2014 (the “Maturity Date”).

On October 22, 2013 the Company sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $27,500 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith. Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

The Note, together with accrued interest at the annual rate of eight percent (8%), is due on July 25 , 2014 (the "Maturity Date"). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion. “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On September 12, 2013 the Company entered into a Promissory Note Agreement with Advance Recovery Solutions, Inc. in the amount of $30,000.00. The Note, together with accrued interest at the rate of seven percent (7%) is due on September 12, 2014 (the “Maturity Date”).

On October 4, 2013 the Company entered into a Promissory Note Agreement with Advance Recovery Solutions, Inc. in the amount of $60,000.00. The Note, together with accrued interest at the rate of seven percent (7%) is due on October 4, 2014 (the “Maturity Date”).

On October 24, 2013 the Company entered into a Promissory Note Agreement with Advance Recovery Solutions, Inc. in the amount of $50,000.00. The Note, together with accrued interest at the rate of seven percent (7%) is due on October 24, 2014 (the “Maturity Date”).

On October 30, 2013 the Company entered into a Promissory Note Agreement with Advance Recovery Solutions, Inc. in the amount of $14,500.00. The Note, together with accrued interest at the rate of seven percent (7%) is due on October 30, 2014 (the “Maturity Date”).

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (the “1934 Act”), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures are not effective to ensure that all material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the 1934 Act, and the rules and regulations promulgated thereunder.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of September 30, 2013, the Company's internal control over financial reporting is not effective based on those criteria. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report. Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 31, 2013 the Company authorized the issuance to Enviro Staffing 750,000 shares of the Company’s common stock in exchange of the extinguishment of $75,000 of indebtedness due by CCS Special Projects, Inc., the Company’s wholly owned subsidiary to Enviro Staffing. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On July 31, 2013 the Company authorized the issuance of an aggregate of 600,000 shares of the Company’s common stock to four individuals, of which 450,000 shares were issued in exchange of services rendered to the Company and 150,000 shares in exchange of the extinguishment of $15,000 of indebtedness due by the Company. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Between May 31, 2013 and October 31, 2013, the Company issued to DPIT2, LLC an aggregate of 80,375,288 shares of the Company’s common stock upon the conversion of an aggregate of $63,500 of indebtedness due by the Company and evidenced by a Promissory Notes issued more than one year ago. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

Between May 29, 2013 and October 31, 2013, the Company issued to Southridge Partners II, LP an aggregate of 210,178,328 shares of the Company’s common stock upon the conversion of an aggregate of $120,000.00 of indebtedness due by the Company and evidenced by a Promissory Notes issued more than one year ago plus interest and legal fees. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

Between August 12, 2013 and October 31, 2013, the Company issued to Moro, Inc. 23,590,000 shares of the Company’s common stock upon the conversion of an aggregate of $16,000 of indebtedness due by the Company and evidenced by a Promissory Note issued more than one year ago. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

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

Between July 29, 2013 and November 11, 2013 , the Company issued to Asher Enterprises, Inc. ("Asher") 183,052,353 shares of the Company’s common stock upon the conversion of an aggregate of $95,500 of indebtedness and interest due by the Company and evidenced by Convertible Promissory Notes issued on January 16, 2013 and April 21,2013. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

Between October 11, 2013 and October 31, 2013, the Company issued to Apdel Investments, LLC an aggregate of 110,000,000 shares of the Company’s common stock upon the conversion of an aggregate of $55,000 of indebtedness due by the Company and evidenced by a Promissory Notes issued more than one year ago plus interest and legal fees. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

On October 11, 2013 the Company issued to ASC Recap, LLC an aggregate of 63,437,500 shares of the Company’s common stock upon the conversion of an aggregate of $25,000 of indebtedness due by the Company and evidenced by a Promissory Note issued more than six months ago. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

On October 16, 2013, the Company issued to Eastern Institutional Funding, LLC an aggregate of 15,625,000 shares of the Company’s common stock upon the conversion of an aggregate of $7,500. of indebtedness due by the Company and evidenced by a Promissory Notes issued more than one year ago plus interest and legal fees. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

 On October 21, 2013, the Company issued to Capitoline Ventures II, LLC an aggregate of 20,000,000 shares of the Company’s common stock upon the conversion of an aggregate of $7,500 of indebtedness due by the Company and evidenced by a Promissory Notes issued more than one year ago plus interest and legal fees. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

On November 6, 2013, the Company issued to Magna Group, LLC an aggregate of 71,428,572 shares of the Company’s common stock upon the conversion of an aggregate of $25,000 of indebtedness due by the Company and evidenced by a Promissory Notes issued more than one year ago plus interest and legal fees. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

On November 12, 2013, the Company issued to Microcap Equity Group, LLC an aggregate of 30,000,000 shares of the Company’s common stock upon the conversion of an aggregate of $7,500 of indebtedness due by the Company and evidenced by a Promissory Notes issued more than one year ago plus interest and legal fees. The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the lenders or their assignees to tack back to the date of the debt which was more than six months prior to issuance.

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

Date: November 19, 2013

